Form 10-K
period 2007-12-31
ICX TECHNOLOGIES INC
filed 2008-03-31
CIK 1334303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 333-145135

ICx Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	#77-0619113
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2100 Crystal Drive, Suite 650 Arlington, VA	22202
(Address of principal executive offices)	(Zip Code)

(703) 678-2111

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value

(Title of Class)

NASDAQ

(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).:

Large accelerated filer  ☐               Accelerated filer  ☐               Non-accelerated filer  ☒               Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of February 29, 2008, the registrant had 33,712,908 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Parts II and III of this Form 10-K, portions of its Proxy Statement for its 2008 Annual Meeting of Stockholders.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this Annual Report on Form 10-K, ICx Technologies, Inc. and its consolidated subsidiaries are referred to as “ICx”, “we,” “us,” or “our.” This report on Form 10-K (“Form 10-K”) includes forward looking statements. All statements other than statements of historical facts contained in this Form 10-K, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations, are forward-looking statements. We attempt, whenever possible, to identify these forward-looking statements by words such as “may,” “will,” “could,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” and similar expressions. We have based these forward looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short term and long term business operations and objectives, and financial needs. These forward looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors.” In light of these risks, uncertainties and assumptions, the forward looking events and circumstances discussed in this Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Form 10-K to conform these statements to actual results or to changes in our expectations.

You should read this Form 10-K and the documents that we reference in this Form 10-K and have filed with the SEC with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

PART I

Item 1.	BUSINESS

ICx Technologies, Inc. (“ICx” or “Company”) was incorporated in the State of Delaware in 2003 to acquire, develop, and coordinate the operations of security technology companies. Our business was primarily formed through the acquisition of 19 companies beginning in 2003.

Company Overview

We are a leader in the development and integration of advanced sensor technologies for homeland security, force protection and commercial applications. Our proprietary sensors detect and identify chemical, biological, radiological, nuclear and explosive threats and deliver superior awareness and actionable intelligence for wide-area surveillance, intrusion detection and facility security. By leveraging our technical expertise, ICx pioneers the integration of these advanced sensors into effective security and commercial solutions. Through our proven ability to develop and convert next generation technologies into unique, commercially successful products, we are able to offer a wide range of high quality, compact detection and surveillance products that we believe are more sensitive, more accurate and more cost-effective than conventional products. Our business is organized into three divisions—Detection, Surveillance and Solutions—through which we develop, manufacture and market complete solutions that proactively address some of the most sophisticated and severe security threats facing the world today.

We believe our ability to understand the nature of sophisticated security threats, the technological potential of security solutions and the complex procurement processes of both government and private sector customers differentiates us from other companies in the market. We have developed what we believe is the most comprehensive line of products and integration capabilities for the homeland security market available through a single company.

We have achieved and intend to expand our leadership position in the homeland security market by developing innovative technologies. We have successfully commercialized and marketed a portfolio of products and solutions that we believe are more sensitive, accurate, compact and affordable than those of our competitors. For example, we build the most sensitive portable explosive detector, the smallest spectroscopic radiation detector and the most accurate mobile solutions for perimeter surveillance available in the market today. We plan to continue converting our innovative technology pipeline into new growth platforms, enabling us to pursue new market opportunities.

We sell our products and services both directly through a global sales force and indirectly through leading industry participants with whom we have developed strategic alliances and partnerships. Due to the breadth and diverse nature of our product offerings and technology portfolio, as well as our ability to deliver solutions for a comprehensive range of critical security applications, the future success of our business is not dependent upon a single product, technology, customer or government program.

Our direct customers include federal agencies, such as the U.S. Department of Homeland Security, U.S. Customs & Border Protection (Border Patrol) and the Transportation Security Administration, as well as various state and local governments and agencies, including the New York Police Department and the Port of Long Beach. We also sell our products, components and sub-systems to leading integrators in the security and defense industries who either resell our products or integrate them into comprehensive security installations for their end customers. The value-added resellers and system integrators that we sell products to include The Boeing Company, Honeywell International, Inc., Northrop Grumman Corp., Raytheon Company, SAIC, Inc. and Thermo Fisher Scientific Inc. We sell to military customers such as the U.S. Department of Defense (DoD), the U.S. Air Force, the U.S. Marines and the U.S. Army. Additionally, we are expanding our addressable markets by selling to private sector customers such as Federal Express Corporation, The Walt Disney Company and two international airports serving the city of Houston, Texas and surrounding communities.

Industry Overview

The proliferation of global security threats has reached unprecedented levels. These threats not only jeopardize innocent lives, but also have the potential to inflict severe damage upon the global economy. Both the government and private sectors are preparing to address increasingly sophisticated types of terrorist attacks, including chemical, biological, radiological, nuclear and explosive threats, as well as other major security risks and natural disasters. Because of the importance of security to the global economy, we believe the homeland security market is less exposed to economic downturns and will continue to grow rapidly over the next decade.

The demand for new security products and technologies also extends to the private sector, a rapidly growing market in which many large commercial organizations have made detection, access control and advanced video surveillance a focal point for their security initiatives.

In addition, we believe our technologies will have utility in a wide range of applications outside the homeland security and military markets. Historically, advanced technologies developed for security and military applications have later been found to have applications in other commercial markets, such as biological research and energy, and have led to the creation of entirely new markets. We believe our technologies may in the future be used in products and solutions for markets that surpass the size of the markets we currently serve.

Market Opportunity

Conventional security products typically are not portable, are either not sensitive enough or generate too many false positives, are difficult to network, or are too expensive for many users to buy and operate. In addition, due to the fragmented nature of the market, many market participants have either focused on manufacturing specific products or acted as integrators who network the products of other companies without having a detailed understanding of the capabilities of these products. As a result, customers are demanding single-source providers in order to allow them to streamline their procurement processes and isolate accountability with fewer vendors.

We provide an expansive portfolio of technology products and solutions that address many of the specific demands of our customers. Our products not only address the shortcomings of conventional products, but also interact in a manner that facilitates the interchange of critical security information. We believe that our ability to network advanced sensors into highly effective, integrated solutions will enable us to capture market share and deliver our customers high-value solutions that warrant premium pricing. We believe our ability to understand the nature of sophisticated security threats, the technological potential of security solutions and the complex procurement processes of both government and private sector customers differentiates us from other companies in the market. By leveraging our unique technical expertise, we develop, produce and market what we believe are the most advanced sensor and surveillance products available in the homeland security market today. We believe we will be able to apply our technological expertise in security to develop new products in non-security markets.

Our Competitive Strengths

We develop, manufacture, market and integrate products and solutions that detect, identify and prevent a broad range of critical security threats. We believe the following competitive strengths will continue to enhance our leadership position in the homeland security market and the broader security industry.

Leading proprietary technologies. We are a leading innovator developing high precision, proprietary security technologies that are more accurate, compact and less susceptible to false positives than most conventional technologies. More than half of our approximately 870 employees are highly skilled technologists. From the beginning of 2004 through the end of 2007, we and companies we have acquired have invested approximately $53 million in research and development and have received approximately $132 million under contracts to conduct research and development for programs we believe will advance our technology and products and strengthen our leadership position in the homeland security market. Our emphasis on innovation has resulted in over 50 issued patents, over 25 pending patents and over 40 licensed patents and patent applications. We also have strong connections with leading research laboratories and universities which foster innovation and advance our technology leadership.

Proven ability to develop, market and commercialize products. We have been successful in utilizing our advanced technologies to develop commercially viable products and solutions. We have received and expect to continue to receive substantial government funding to carry out our research and product development. Since 2005, we have quadrupled the size of our product line through acquisitions and individual development from ten to forty products. We also understand and are able to successfully navigate the complex security procurement processes of our customers. The growth in sales of our products demonstrates our commercial success.

Broad and diversified product portfolio. Leveraging our unique technical expertise, we develop, produce and market what we believe are the most advanced products and solutions that detect, identify and prevent a broad range of critical security threats. We believe that our solutions are more sensitive, accurate, compact and affordable than those of our competitors. Due to our diverse product portfolio and our ability to provide solutions for a wide range of critical security applications, the future success of our business is not dependent on a single product, technology, customer or government program.

Ability to deliver comprehensive integrated solutions to key customers. Our ability to integrate our technology and products into comprehensive, reliable and affordable solutions provides our customers a single source to help address a broad range of critical security threats. We have developed our products in a manner that facilitates interoperability and functional efficiency and also accommodates third-party hardware and software. Our ability to understand the nature of complex security threats, our breadth of product offerings and broad integration capabilities allows us to deliver and implement effective solutions to meet our customers’ needs.

Experienced management team. Our management team and advisory board has a mix of government and private sector experience across different geographies, industries and functions. Our team promotes entrepreneurial creativity and emphasizes the importance of attracting, developing and retaining the most highly-qualified personnel in our industry. Since our inception, our management team has acquired and integrated 17 diverse companies that have enhanced our capabilities and technology leadership.

Our Growth Strategy

Our objective is to strengthen our position as a leading provider of technologies, products and solutions that detect, identify and prevent a broad range of critical security threats for the homeland security and military markets and to expand on that leadership position by developing products for other markets. As part of our growth strategy, we seek to:

Strengthen our technological leadership. We intend to continue to develop and acquire next generation technologies to strengthen our technological leadership position. We will continue to work closely with our customers and partners and will seek further government development funding. We will also invest a substantial amount of our own funds in research and development to further enhance our technology leadership position.

Enhance and extend our product line. We plan to introduce new models of our current products with enhancements to the capabilities of those products in order to address our customers’ evolving needs. We will continue converting our innovative technologies in our research and development pipeline into new products and platforms to pursue new market opportunities.

Provide integrated solutions. We intend to continue to provide integrated, single-source solutions that prevent a broad range of critical security threats. We believe that significant opportunities exist for companies that understand the nature of complex security threats and meet customers’ needs by developing and delivering effective solutions that respond to those threats and make it easier to capture data from advanced, multifunctional products through integrated networked command platforms.

Scale our distribution channels. We intend to continue to build and strengthen our direct sales force and expand our indirect channels to extend our geographic reach and market penetration. We have hired key personnel from companies such as FLIR Systems Inc., General Electric Company, Johnson Controls, Inc., Smiths Detection and Thermo Fisher Scientific Inc., as well as from government agencies including the DoD, the U.S. Air Force and the Executive Office of the White House. In addition, in 2007, we significantly expanded our network of sales representatives to market our products to private sector customers and state and local governments and agencies.

Expand into non-security markets. While in the near-term we intend to continue to focus primarily on products and solutions for the homeland security and military markets, we have developed technologies that are being used in non-security applications, such as chemical sensors for pesticide detection and thermal cameras used to inspect brakes on commercial trucks. We believe our technologies have utility in a wide variety of non-security applications and we intend to continue to explore applications for our technologies in markets that are not related to security. We believe this will allow us to leverage our existing intellectual property and infrastructure to expand our addressable markets and further accelerate our growth.

Grow through complementary acquisitions. We aim to grow our business, relationships and product offerings by acquiring select companies and assets that enhance our technology leadership, broaden our product offerings or expand our customer relationships. We maintain a highly disciplined approach in our pursuit of acquisitions and their integration, including a rigorous assessment of technological strengths, growth prospects, synergy potential, management strengths and the intrinsic value of potential targets. Since our inception, we have acquired and integrated 16 companies.

Products

We develop and sell proprietary products and solutions that protect people and facilities from a broad range of critical security threats. Our detection products are designed to detect potentially dangerous materials, such as chemical, biological, radiological, nuclear and explosive agents. Our surveillance products are designed to allow more effective surveillance of wide areas, borders and pipelines. Our integrated solutions combine our products and, in some cases, the products of other providers into integrated security solutions. We sell our products and solutions primarily to government and private sector customers in the homeland security and military force protection markets. Many of our products are designed for use in the field by civilian guards, border patrol officers, coast guard personnel, soldiers, airport passenger and baggage screeners and others working on the front lines of security.

The following paragraphs discuss the products and customers of each of our three segments. See also “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Segment Information”.

Detection Products

We offer products with advanced capabilities to detect threats in all of the critical chemical, biological, radiological, nuclear and explosive segments. Our detection products are compact, portable, affordable and simple to use compared to laboratory instruments that perform similar functions. We believe that the sensitivity, accuracy and low rate of false positives of our products underscores the technological superiority of our products relative to products designed by other companies for use in the field.

We believe our Fido suite of products, first introduced in 2004, are the world’s most sensitive portable and handheld explosive detection instruments. In tests by the Defense Advanced Research Products Agency and other government laboratories, our Fido products have demonstrated sensitivity more than 1,000 times as sensitive as currently deployed systems, which we believe is comparable to the capabilities of canines. We believe Fido is the first hand-held instrument sensitive enough to detect trace airborne vapors. Fido has been used in the field by

U.S. Marines deployed in Iraq and by both the U.S. Air Force and the DoD’s Special Operations Command and is also incorporated into one of iRobot’s detection-and-disarmament autonomous robot platforms. We have recently introduced Fido PaxPoint, which extends the capabilities of Fido technology to detect certain liquids. The U.S. Transportation Security Agency is our lead customer for Fido PaxPoint products.

Our radiation detectors lead the industry in portability and specificity. We believe our pager-sized radiation sensor Interceptor is the smallest and first instrument in its class that is capable of detection and identification. Other comparably-sized units only measure the intensity of radiation present in an area and sound alarms, but do not identify the material emitting the radiation which is critical to responding to the threat. We have sold radiation detectors to a broad range of customers, including the U.S. Department of Energy’s Nuclear Emergency Search Team, the New York Police Department, the International Atomic Energy Agency (for security at the Summer Olympic Games in Greece), the U.S. Coast Guard and the United Kingdom’s Home Office Border and Immigration Agency.

Our biological security components and products are used to provide reliable, affordable, first-stage detection of airborne biological particulates, such as anthrax. Our BioCapture bio-hazard air sampler is a uniquely small and efficient collector of airborne toxins. Our AirSentinel product—a next-generation “biological smoke alarm”—was selected by the Homeland Security Advanced Research Projects Agency for that agency’s Low-Cost Bio-Aerosol Detector Systems program, and by the DoD for the Pentagon Shield program. We are also developing next generation applications in molecular biological agent detection.

We sell compact and highly sensitive chemical sensors. The DoD has performed live agent testing on all five of our chemical-warfare sensors in this family of products. The U.S. Army ranked the technology that powers these sensors as one of the “10 Greatest Inventions of 2003.” Our magic-marker-sized nerve-agent sensor performs highly sensitive chemical analyses in the field. Under two separate contracts, one with the Department of Homeland Security (Lightweight Autonomous Chemical Identification System program) and one with the U.S. Marines (Field Chemical Analysis Tool program), we are now developing a ruggedized, suitcase-size version of this product.

We are also incorporating our core detection technologies in a wide variety of non-security commercial products. For example, we sell chemical sensors used for pesticide detection, hospital sanitation and laboratory measurements; radiation instruments used by hospitals, laboratories and industry; gamma spectroscopy products used for environmental monitoring and food safety; gas sensors used for industrial safety and quality control; and sensors used in the construction industry to monitor the curing of concrete.

ICx Detection Products

(representative list)

Explosive

Fido XT

•     Light-weight and portable

•     True vapor sensing and field tested

•     More than 1,000 times more sensitive than conventional trace detection products

•     Sensitivity we believe to be comparable to the capabilities of canines (detects femtogram level concentrations)

•     Based on sensitive amplifying fluorescent polymer

Fido On-Board	• Ultra-light version of Fido to integrate onto robots • Integrated with robot communication protocols • Comparable to Fido XT in sensing performance

Fido	• High sensitivity • Similar to Fido XT in ease of use

Fido PaxPoint	• Designed to detect certain liquids

PaxPoint	• High sensitivity

Chemical

CAD-Kit

•     Portable, light-weight chemical agent detection kit

•     Laboratory-level sensitivity with rapid, visual indication

•     Senses key high-threat chemical warfare agents: nerve, blood and blister

•     Detects well below immediately dangerous to life or health concentrations

•     Very few false readings

Griffin 600

•     Provides continuous air monitoring for infrastructure security

•     Competitive with ion mobility spectrometry continuous monitoring systems

•     Instruments can be arrayed and run remotely with a networked system

Griffin X-Sorber

•     Handheld vapor sampler for chemical warfare agents, toxic industrial compounds and pollutants

•     Integrated heaters make the X-Sorber the smallest thermal desorber on the market

•     Docks with Griffin 450 to provide on-site lab quality analysis

•     Saves and transfers data from sampling event—GPS, sample volume, time stamp and tube ID

Griffin 450

•     Mobile gas chromatograph/mass spectrometer with full laboratory level detection

•     Detects and identifies explosives, chemical warfare agents, chemicals and organic compounds

•     Includes air sampling module

•     Suitable for mobile, transportable and remote site applications

•     Sensitive to parts-per-trillion concentrations in air, soil and water

SensorChip 4P

•     Micro-electro-mechanical system (MEMS) photonic crystal that emits and absorbs extremely efficiently in narrow infrared (IR) wave bands used for gas sensing

•     Industry-first wafer-level packaging, hermetically sealed, sensor-on-a-chip

•     Wearable, compact and highly reliable

•     Less than one-tenth of the power consumption of standard IR detectors

Biological

BioCapture

•     Widely deployed portable air sampler for detection of biowarfare agents

•     Battery powered, modular design for ease of integration

•     Stand-alone or incorporated as front-end for range of bio-analytical systems

AirSentinel

•     Biological “smoke alarm” provides continuous indoor air sampler for biowarfare agents

•     Integrates into building HVAC automation systems

•     Modular architecture for ease of system integration

•     Can integrate with chemical, radiological and explosive sensors

BioBadge	• Wearable, low-cost air sampler for detection and alert of biowarfare agents • Employs key technologies of AirSentinel

SensiQ	• High performance biomolecular analysis system • Semi-automated high throughput system • Targeted at drug discovery market

SensiQ Discovery	• Manual dual-channel biomolecular analysis system

• Based on integrated biochip

Radiation & Nuclear Material

Interceptor

•     Pager-sized radiation detector and identifier

•     Gamma/neutron identification

•     On-the-spot identification of specific radioactive materials

•     Easy operation, built-in event recording and camera

•     Bluetooth module

•     On-board memory stores up to 50 spectra

identiFINDER

•     Laboratory-level sensitivity and accuracy in a handheld radiation detector and identifier

•     Gamma/neutron detection and identification

•     Built-in laboratory-level multi-channel analyzer

•     Available in underwater version

•     Available in version optimized for explosive ordinance disposal

bagSPEC	• Luggage monitor for radioactive materials • Mountable on standard conveyer belt system • Two-second response time

cdsSPEC	• Portable non-destructive testing of closed containers for possible chemical warfare agents • Chlorine detection down to 20 grams • 2 to 5 minute response time

dsciSPEC	• Digital scintillation spectrometer with ethernet interface • Real time, remote detection of radioactive sources • Core driver for portal applications

barrelSPEC	• Analyzes the contents of sealed drums • Fully automatic gamma spectroscopy system

Surveillance Products

Our surveillance products are designed to secure perimeters, such as around ports, airports, nuclear power plants, vessels and vehicles, and to monitor borders, parking lots and other public and private spaces. These products incorporate technologies we have developed to create and fuse images in the infrared, visible light, microwave and millimeter wave bands.

We have developed security cameras with unique capabilities that allow users to overlay visible and infrared images with the user controlling the relative intensity of each of the two overlaid images. Our cameras were selected by over 20 commercial nuclear facilities that deployed advanced technology solutions in 2004 in response to new security mandates issued by the Nuclear Regulatory Commission. These cameras are also being used to protect U.S. Navy bases and civilian ports, including the Port of Long Beach and Port of San Diego. These units are deployed at military bases around the world. Based on our millimeter wave band capabilities, the U.S. Navy awarded us an $8 million contract for our marine millimeter wave band surface search radar. We are also, we believe, the first company to receive certification for a civilian airborne obstacle warning millimeter wave band radar.

We have developed efficient, user-friendly interfaces that integrate our thermal/visible cameras with object-detection radars into a single product. We believe this is the first fully-integrated commercially available radar-camera system with automated radar that points a thermal/visible camera at a moving target that the radar has detected and alerts the human operator to the image of interest.

We have also pioneered the development of surveillance and deterrence towers that can be controlled remotely and allow for manned or un-manned operation. These towers provide a suite of surveillance systems for force protection and force multiplication, which provides greater security with fewer people. Our towers currently protect Border Patrol installations, police departments, prisons, transportation facilities and over 60 U.S. military facilities at home and abroad. Additionally, the U.S. Army Night Vision Lab selected us to design, build and deploy our Cerberus product—a portable, stand-alone, integrated, unmanned tower that incorporates such technologies as radar-cueing of infrared/visible cameras.

We are also incorporating our core surveillance technologies in products unrelated to security. These products include aviation and navigation radars, military targeting and tracking radars and thermal cameras used to inspect truck brakes for safety inspection.

ICx Surveillance Products

(representative list)

Integrated surveillance platforms:

SkyWatch

•     Trailer-transportable, manned surveillance and deterrence platform

•     Options include thermal camera, radar, spotlights, ballistic glass and ground sensors

•     Lifts from ground to 20-foot level

•     Generator or solar power options

•     Scalable, open-architecture control software

•     Available with integrated video motion detection and digital recording

•     Wireless transmission up to seven miles and integrates up to 20 towers

Cerberus

•     Unmanned self-powered, integrated perimeter surveillance platform

•     Integrated sensor suite can include infrared or visible light cameras, ground surveillance radar, video motion detection and unattended ground sensors

•     Wireless local area network

•     Multiple towers can be networked to central location for complete perimeter coverage

Infrared Cameras:

Illuminator	• Low-light camera with High Powered Spotlight triggered on detection • Non-lethal deterrence • Radar, Video Motion Detection and Unattended Ground Sensors capability

DefendIR

•     Dual Sensor (visible light and thermal) Pan and Tilt Thermal Imager

•     VisionSense Technology that combines the visible and thermal image into one output

•     Multiple configurations utilizing various lenses and detectors to optimize the field of view for the desired use

•     Radar, Video Motion Detection and Unattended Ground Sensors capability

Orion

•     Long Range 5.5x continuous zoom lens

•     Cryogenically cooled detector

•     Integrated visible light camera VisionSense Technology

•     Precision pan/tilt mount with control and pointing accuracy

•     Radar, Video Motion Detection and Unattended Ground Sensors

VisionIR	• Mixed-range fixed infrared camera • Focus-free technology • Available with either 25 or 37.5 micron focal plane array • Environmentally sealed and low-maintenance

Radar:

STS-350

•     Millimeter wave band high-resolution radar for ground surveillance

•     High performance radar with unparalleled resolution and accuracy

•     360° field of view

•     Detects people walking up to 300 meters and crawling up to 100 meters

•     Rapid deployable, battery-operated versions

•     Network up to 24 units

•     Readily integrates to direct and control camera on targets

•     User-friendly programmable field-of-detection interface

•     Sophisticated built-in software for noise rejection

STS-1400

•     Video area high-resolution millimeter wave band ground surveillance radar

•     360° field of view, one revolution per second and few false-positive readings

•     Easy to integrate with Ethernet/XML interface

STS-12000

•     High performance radar with unparalleled resolution and accuracy

•     Remote detection and tracking system radar

•     Long-range and/or wide-area surveillance

•     Detect moving vehicles up to ten kilometers or people up to five kilometers

Miniature Surface Search Radar	• High-resolution marine radar for obstacle detection and terrain mapping • Lightweight (less than ten pounds) • Efficient clutter suppression • Full integration with navigation • Ethernet interface

Oasys

•     Certified aviation millimeter wave band radar for obstacle detection (towers, power lines)

•     Millimeter wave band radar sees through snow, light rain, smoke, dust, mist and most fog

•     Real-time integration with flight-path prediction and range/location of obstacles

Perimeter Surveillance Sensors:

MarkIR

•     Friendly force infrared identification and long-range infrared beacon

•     Extremely narrow-band emissions in three to five or eight to twelve micron bands

•     100 times more infrared energy than LEDs

•     Based on our MEMS SensorChip tuned infrared chips

•     Not visible to standard imaging or night vision (visible only to narrow infrared cameras)

PulsIR ™	• Broadband infrared power source

Solutions

We design, create and deploy security operating systems and video networking systems. In addition to providing platforms for our sensors and surveillance technologies, we offer software systems that are open, scalable and specifically designed to support or integrate with hardware and software developed by us and other companies.

Our StarWatch software security operating system aggregates inputs from widely dispersed sensors, detectors, portals and imaging systems, providing integrated networking, supervision, control and critical data management, including sophisticated access control. Starwatch was selected to protect the Pentagon and has become a standard for many DoD applications. StarWatch was also selected as one of the software platforms for the Integrated Commercial Intrusion Detection System (ICIDS) for military base security.

Our Cameleon video integration and command software networks, integrates and controls both analog and digital video cameras. The Cameleon software can interface with over 200 different devices and sensors, is used by state government agencies and is installed at military and classified facilities.

We also incorporate the technology used in our security operating systems into non-security solutions, such as supervisory and control systems used to monitor electric utility networks. Government transportation agencies also use our video networking software to monitor and control intelligent traffic systems. Our technologies are also being used in advanced signal processing and in telecommunications, including tunable filters and other components for optical signal processing.

ICx Solution Products

(representative list)

Cameleon

•     Operating system to fully integrate video command centers

•     Interfaces with cameras, monitors, video recorders and other types of devices

•     Interfaces with both analog and digital video

•     Allows easy, incremental migration from analog to digital formats

•     Scalable, distributed architecture allows video feeds to be collected from a large number of points and distributed to multiple users

•     Vendor agnostic

•     Supports over 550 types of equipment sold by mainstream vendors

StarWatch

•     Suite of security system options for intelligent sensor network and access control

•     Scalable from small stand-alone through fully–integrated, wide-area PC-based networked systems

•     Supports composite access and alarm monitoring with full workstation performance

•     Supports closed circuit television, video badging and video verification options and biometric access controls

•     Supports all major communications systems

•     Compatible with a wide range of cameras, radars and chemical, biological, radiological and nuclear sensors

SmartGate

•     Controls vehicular access to facilities and allows those facilities to link specific vehicles with specific individuals, each of which is uniquely identified as they enter the facility

•     The system controls all peripherals including gates, light trees and annunciations to the guard force

SAFgate	• Monitors and provides access control for vehicle traffic lanes entering military bases or comparable facilities

SmartGate C5	• Integrates access control, intrusion detection, video management and devices for chemical, biological, radiation, nuclear and explosives detection

Cameleon ITS

•     Command and control software for Intelligent Transportation Systems

•     Scalable and flexible for large video sharing projects

•     Customizable off-the-shelf software for lane control, event management, signage, congestion warning, parking management, bridge and tunnel security, incident detection and management and vehicle access systems

•     NTCIP (National Transportation Communications for ITS Protocol) compliant camera, sign and detector control and information exchange

•     XML data transfer engine for integration with third party traffic management systems and advanced traveler information systems

Cameleon Tactical	• Automated camera tracking of radar targets and known GPS-tracked objects • Supports manned or unmanned tactical platforms for wide area surveillance

• Integrated geo-referenced maps with ability to determine coordinates of fixed assets and known GPS-tracked sources

Cameleon Enterprise	• Large scale enterprise-wide monitoring of disparate sites from one integrated interface • Interface permits “point and click” monitoring and alert response for any site on the network worldwide

Customers

We sell our products to a broad base of federal, state and local government customers, to all branches of the U.S. military, and to private sector businesses both in the United States and internationally. We sell our products directly through our internal sales force to agencies of the U.S. government, such as the U.S. Department of Homeland Security (DHS), the U.S. Department of Defense (DoD), the U.S. Department of Energy (DoE), U.S. Customs & Border Protection (Border Patrol), the U.S. Transportation Security Administration (TSA), Federal Bureau of Investigation (FBI), National Aeronautics and Space Administration (NASA), U.S. Secret Service, U.S. Coast Guard, as well as agencies of various state and local governments in the United States, such as the New York Police Department (NYPD) and the Port of Long Beach. We are also beginning to sell our products directly to private sector customers such as Federal Express Corporation, The Walt Disney Company and the international airports serving the city of Houston, Texas and its surrounding communities. For the years ended December 31, 2007 and 2006, no single customer accounted for over 10% of our revenue.

We also provide products, components and sub-systems to value-added-resellers and system integrators in the security and defense industries who either resell our products or integrate them into comprehensive security installations for their customers. These companies include The Boeing Company, DRS Technologies, Inc., General Dynamics, Inc., General Electric Company, Honeywell International, Inc., Johnson Controls, Inc., Motorola, Inc., Northrop Grumman Corp., Raytheon Company, SAIC, Inc. and Thermo Fisher Scientific Inc. Our core technologies are also being incorporated into non-security products for industrial, environmental, medical and other applications.

Sales and Marketing

We sell our products worldwide through our direct sales force, sales representatives, value added resellers and system integrators. We sell many of our products and services to a broad range of customers in both the government and commercial sectors through our internal sales force. We have hired sales and marketing personnel from companies in the security industry, including FLIR Systems Inc., General Electric Company, Johnson Controls, Inc., Smiths Detection and Thermo Fisher Scientific Inc. In the years ended December 31, 2007 and 2006, our direct sales represented approximately 62% and 69%, respectively, of our revenue .

Some of our products are designed as components or sub-systems that are sold to value added resellers or system integrators for incorporation into their products and systems. For example, we provide firmware and electronics for thermal cameras, video-integration software for security command centers, access control software and firmware for building-wide military security systems, bio-samplers for first-responder bio-alarms, spectrum analyzers and data multiplexers for radiation portals, and laser diodes for medical lasers. The value-added-resellers and system integrators that we sell products to include The Boeing Company, DRS Technologies, Inc., General Dynamics, Inc., General Electric Company, Honeywell International, Inc., Johnson Controls, Inc., Motorola, Inc., Northrop Grumman Corp., Raytheon Company, SAIC, Inc. and Thermo Fisher Scientific Inc. In the years ended December 31, 2007 and 2006, our sales through value-added-resellers and system integrators represented approximately 38% and 31%, respectively, of our product revenue.

We sell products through our various operating units. While some of our customers purchase products from more than one operating unit, we intend to further coordinate joint sales and marketing activities in the future. For example, we intend to market integrated platforms that combine two or more products, such as mobile surveillance towers integrated with thermal cameras, millimeter wave band radar and other products supplied by our various operating units networked together through our software solution.

We also sell our products internationally. In the years ended December 31, 2007, 2006 and 2005, sales to customers located outside of the United States accounted for approximately 13%, 16%, and 5%, respectively, of our revenue. See also “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Segment Information”. We intend to expand our direct sales force or engage new distributors to target international customers and to take advantage of our business and relationships through our subsidiaries in Canada and Germany. Many security technologies require export licenses before they can be exported from the United States. Obtaining those licenses can be time consuming and expensive. We intend to continue to seek export licenses for appropriate technologies and to develop additional expertise in obtaining these licenses expeditiously and efficiently. We cannot assure you, however, that we will be successful in obtaining export licenses for key technologies because the U.S. Department of State and the U.S. Department of Commerce have broad discretion to delay or prevent the exportation of security technologies. See “Business—Regulatory” and “Risk Factors—Risks Associated with Government Contracts and Regulation.”

Backlog

At December 31, 2007 and 2006, we had total funded backlog of $44.0 million and $33.0 million, respectively. Funded backlog represents orders that have been received for products, contract research and development, or other services for which a contractual agreement is in place and, if from a government agency, the funds have been obligated. Substantially all of our funded backlog is expected to be recognized within twelve months. In addition to funded backlog, we also had unfunded backlog of approximately $200 million at December 31, 2007. Unfunded backlog primarily represents contracts with indefinite quantities, contracts that are subject to renewal options and contracts for which government agencies have not yet obligated funds. The timing of firm orders, if any, from unfunded backlog may vary according to the life of the contracts. Such contracts generally have lives that range from one to five years.

Technology

Our key technological strengths fall into four principal categories:

•	developing, purifying and assembling new sensing materials;

•	developing technologies to enable compact design of analytic instruments;

•	developing technologies to facilitate the sensing and projection of power at different electromagnetic wavelengths; and

•	software technologies for devices and networks.

Sensing materials

Our sensors use new materials with novel characteristics, such as new semiconductors, crystals, polymers, reagents and other recently developed materials. These new materials are extraordinarily sensitive. Some of the materials respond to trace exposures of specific chemical compounds, such as explosives, nerve agents, or biological proteins. Other new materials respond to low-intensity radioactive emissions or specific types of electromagnetic energy, such as specific bands of infrared light. Many of these materials did not exist a few years ago or could not be sufficiently purified or economically assembled into functional structures. These new materials are now the key starting point in our development of extremely compact sensors, imagers and detectors.

In order to transform these materials into sensors, imagers and detectors, we must ensure that these materials are precisely powered. We have sought technologies that incorporate innovative, compact and high-speed electrical circuits, amplifiers, power supplies, communications interfaces and embedded operating systems. Many of the new security threats are so diffuse, or move so quickly, that even the best conventional sensors often give off signals with significant static that can be difficult to interpret. We embed sophisticated software into our products that helps separate static from the signal.

Our core radiation sensing technology combines advanced sensors (sodium iodide, cadmium-zinc-telluride, lithium-6-fiber and helium) with sophisticated analytical engines powered by multichannel spectrum analyzers and high-speed digital signal processors. We have developed some unique approaches to the design and assembly of the basic sensing materials that improves the ability of our units to accurately distinguish between man-made and natural sources of radioactivity. One of our handheld units, for example, provides simultaneous gamma and neutron radiation detection at very low emission rates (1 microrem/hour).

Our explosive detector’s accuracy and sensitivity are derived from a unique amplifying fluorescent polymer, which we use under an exclusive license from the Massachusetts Institute of Technology. This amplifying fluorescent polymer dramatically increases the signal strength of the molecules of interest. Our Fido explosive detector, for example, has achieved detection sensitivities as low as 100 parts per quadrillion. Our various chemical detectors incorporate a number of different technologies, including enzyme-based detection, gamma spectroscopy, the same amplifying fluorescent polymer technology at the core of our explosive detectors, and gamma spectrometry adapted from our radiation detectors.

Compact design

Our engineers have developed very compact, rugged products, suitable for use in the field that perform sophisticated analyses of the sort that would typically require laboratory facilities. Our various biosensors incorporate a number of different technologies, including a very small and efficient air sampler which serves as the front end for our ultraviolet fluorescence interrogation and amplifying fluorescent polymer technologies. Our AirSentinel “biological smoke alarm” uses deep-ultraviolet light-emitting diodes (LEDs) to interrogate samples. Biological proteins fluoresce under this form of deep-ultraviolet illumination. The technology is extremely compact and can be powered by a battery.

Another core detection technology allows us to incorporate biologically active proteins and enzymes within plastics and polymers. Our enzyme-in-polymer technology enables us to turn laboratory test protocols and agents into field test kits for a wide range of chemical and biological materials. We are currently completing development of a spray-on formulation using this technology that can indicate the exact location of any contamination, or confirm that decontamination efforts have succeeded.

Mass spectrometry is uniquely sensitive and accurate, and is the standard laboratory technology for detecting, differentiating and identifying trace levels of chemical compounds in complex chemical environments. All conventionally designed units, however, are much too large and cumbersome to be deployed outside of a laboratory. By contrast, our miniaturized units incorporate unique cylindrical ion trap technology developed at Purdue University, which we use under exclusive license. This technology has allowed us to build the first truly miniaturized, portable mass spectrometer capable of multiple stages of analysis. The cylindrical ion trap incorporates smaller vacuum systems and power electronics than are required in conventional systems. Software incorporated into the product provides instrument control and data analysis and allows end-users to customize operation to address specific applications.

Sensing and projecting power at different electromagnetic wavelengths

Our surveillance products sense and project power across a range of electromagnetic wavelengths to enable better surveillance and response. We believe we are a world leader in developing devices and surfaces that allow the tuning of infrared emission, absorption and transmission. Our photonic crystal technology allows precise tuning of the wavelength of infrared light emitted or absorbed by a silicon surface. Our SensorChip product implements this technology in a micro-electro-mechanical system. The SensorChip enables the single-chip gas sensors that are used to detect potentially dangerous gases, such as methane.

We believe that we have developed the first commercial ground-level surveillance radar operating in the very high frequency millimeter wave bands. Conventional radar systems operate at much lower frequencies, and are less able to discern small, slow and soft targets. Millimeter wave band radar presents very different technical challenges, requiring fundamentally different signal processing and data analysis, and optimal design of all key components, such as antennas, electrical circuitry, firmware and software. We combine these proprietary circuits with real-time operational and signal processing software. Our millimeter wave band radar technology improves image resolution by fourfold or more over conventional microwave radar, and penetrates light rain, fog, and smoke—conditions that often interfere with infrared technologies. Advanced software algorithms provide object recognition, and can control and direct visible and infrared cameras to point toward radar-identified targets.

Our infrared technology consists of the key imaging processing electronics and software to rapidly transform the latest infrared detectors into functioning products. Our pan-and-tilt, forward-looking units operate in the eight to twelve micron spectral range—the infrared band in which humans and animals radiate much of their heat—and wavelengths that readily pass through fog and dust. Our versatile software is incorporated on a modular, scalable, flexible and fully programmable electronics card set that can be used with many detectors. This card set can be readily adapted to interface with new and higher resolution detectors as they are developed by third party vendors. Our cameras can be readily customized to customer specifications.

Flexible software, open interfaces, and scalable systems.

We favor open interfaces and scalability in all of our products, systems and software. We use standard communication and control protocols. We make it easy for system integrators and end-users to incorporate our products in larger systems, and easy for us to link other vendors’ products with our own. We view this as essential because many new security products are being added to legacy systems.

Our security operating systems and video network software, which collect data from large, distributed arrays of sensors and imagers, are extremely robust and stable—a core requirement of all security-related software. At the same time, these are scalable, open-architecture systems that can control and communicate with a very broad range of security hardware, wired and wireless communications networks, and support hardware (such as camera platforms, floodlights, generators, batteries, solar panels, and fuel tanks). Our objective is to make our software the industry-standard security operating system.

The software in our surveillance towers, for example, can monitor, control and integrate distributed arrays of cameras, sensors, high-intensity spotlights, fuel levels in power generators, battery levels, backup solar panels and communication systems. We integrate our infrared cameras with radar, acoustic and other sensors provided by other manufacturers. These cameras can easily link to large, integrated security systems through our Internet Protocol control and video interface. In addition, our AirSentinel product is easily connected to existing control and alarm networks in buildings. The AirSentinel ‘s modular architecture also makes it easy to network with chemical, radiological and explosive detectors supplied by us or other vendors.

We also embed a great deal of software directly in our products. Highly sensitive sensors and imagers require advanced algorithms and high-speed processors to separate signal from noise, and to transform large streams of raw data into readily accessible information. Our infrared cameras, for example, produce a high- resolution picture from the signal generated by a focal plane array. The software that does this incorporates a deep understanding of how focal plane arrays actually operate in thermally noisy environments. Our software skills are tied to our understanding of high-tech sensing and imaging products, on the one hand, and the practical imperatives of supervision and control on the other.

Intellectual Property

We rely on our patents, trade secret laws, contractual provisions, licenses, copyrights, trademarks and other proprietary rights to protect our intellectual property. Our Detection segment has 66 issued or pending patents and 106 provisional patents. Our Surveillance segment has 23 issued or pending patents and 13 provisional patents. We cannot guarantee that our pending patent applications will be approved. We focus our patent efforts in the United States and, when justified by cost and strategic importance, we file corresponding foreign patent applications in foreign jurisdictions.

Much of our intellectual property resides in software, firmware, trade secrets and the technical know-how of our employees. The design of compact, efficient radars, for example, is a specialized craft, and we owe the success of our radar products in large part to the skills of our design engineers. The same principle is true for our networking and software systems.

We cannot assure you that the measures we have implemented to prevent misappropriation of our intellectual property are sufficient or will be successful. Competitors may copy our technologies or products, or obtain and use information that we consider proprietary, without our permission. Competitors may also recruit our employees who have access to our proprietary technologies. Intellectual property litigation is often extremely expensive, and the cost of enforcing our patents and other intellectual property may be burdensome or prohibitive.

Many companies and inventors in the technology markets in which we operate file patents. In addition, these companies and inventors may assert other types of intellectual property rights. In the future, others may allege that we are infringing on their intellectual property. Lawsuits stemming from such allegations could limit our sales, expose us to significant liability for damages, force us to shoulder significant litigation costs and consume management time and other resources.

Research and Development

In 2007 and 2006, we have invested approximately $20.6 million and $14.5 million for internally funded research and development activities and have recognized revenue of approximately $31.0 million and $25.7 million under contracts which provide external funding to conduct research and development, respectively. In 2005 we invested $5.0 million in internally funded research and development and recognized revenue of approximately $10.4 million under contracts which provide external funding for research and development. Such

2005 amounts represent internal and external funding from the respective acquisition dates of our acquired businesses through the end of 2005. We conduct research and development for programs we believe will advance our technology and products and strengthen our leadership position in the security market.

We have received funding support from a wide variety of federal agencies including the Defense Threat Reduction Agency (chemical agent detection), National Institute of Standards and Technology and the National Science Foundation (photonic crystals), DARPA and DHS (biohazard and explosive sensors), DHS and the Air Force Research Labs (high-power lasers), the Army Night Vision Labs (surveillance towers) and the Naval Air Warfare Center (millimeter-wave radar). Our participation in these and other development programs has culminated in the development of a significant number of commercial products. In general, our U.S. government contracts permit us to retain all rights in patents emerging from the funded research and development, subject to the U.S. government’s non-exclusive, non-transferable, irrevocable paid-up license to practice, or to have practiced on its behalf, throughout the world, any technology developed in the performance of such contracts. In addition, the government possesses the right to allow others to use such technology if, among other things, we fail expeditiously to bring products to market or commercialize products based on such technology.

A number of our technologies and key employees came out of the science and engineering departments of leading universities. We have maintained significant connections with leading academic personnel working in fields relevant to our technology and research and development efforts and often hire these academic personnel as consultants. We maintain offices in close proximity to these universities and contract to use their laboratory instruments and tools. We participate with these universities in major government-funded development programs.

We plan to continue to seek government research and development funding for the development of core enabling technologies. We plan to focus our own research and development spending on turning technologies into commercial products, improving product performance and integrating our technologies into multi-function products.

Manufacturing

We manufacture components and products at 12 facilities in the United States and at our facilities in Canada and Germany. We generally conduct the specialized manufacturing that is specific to our technology and core expertise, such as polymer and chemical synthesis, and perform final assembly and quality assurance testing at our own facilities. We seek to avoid any single-supplier dependence, and have identified, or are in the process of identifying, qualified alternative suppliers of critical components. We typically outsource to unaffiliated third parties mold fabrication and plastics injection molding, most circuit board manufacturing and assembly, antenna manufacturing, optics manufacturing, wiring of certain electronic systems and other more routine operations. Unaffiliated third parties also supply specific components of some of our products, such as electrical components and detectors for infrared cameras. While our customers define the performance criteria or characteristics of our products, we have established internal procedures for final test and calibration of key devices and components, and in some cases the calibration process itself is a core, proprietary technology.

Although we have sufficient manufacturing capacity for our existing operations, we expect that we will need to expand some of our manufacturing capacity as our sales increase. Our operating units plan to share manufacturing expertise and resources in the future, and consolidate some of their outsourcing contracts. We believe this will increase our manufacturing efficiency and reduce costs.

Competition

Our diverse product portfolio places us in competition with a wide variety of companies in the homeland security, defense and industrial sectors. Our markets are highly competitive and dynamic. Our many competitors include both a wide variety of small companies with single-point solutions or products and a number of very large and well-established enterprises, including divisions and subsidiaries of Axis AB, BAE Systems, plc, Canberra Industries, Inc., DRS Technologies, Inc., FLIR Systems Inc., General Electric Company, Goodrich

Corporation, Honeywell International, Inc., L-1 Identity Solutions Inc., L-3 Communications CE Holdings, Inc., Nice Systems Ltd., RAE Systems, Inc., SAIC, Inc., Smiths Detection and United Technologies Corporation. We do not compete with any one large competitor across the full range of our product portfolio. Many of our competitors have much greater research and development, sales and marketing, manufacturing and financial resources than we have. We expect that competition will increase as other established and emerging companies enter our markets and as new products and technologies are introduced.

We expect our markets to remain highly competitive and dynamic and to reflect rapid technological evolution and continuously evolving customer requirements. Our ability to compete successfully will depend on a number of factors including our ability to:

•	develop, adapt and apply new technologies to meet customer needs;

•	develop products that reduce costs, that are easy to deploy and that can be integrated into larger systems and networks;

•	establish and maintain relationships with key government customers, including government agencies and prime contractors on government projects; and

•	recruit and retain qualified personnel, particularly technical personnel.

Employees

As of December 31, 2007, we had approximately 870 full-time employees, of which 711 were located in the United States, 92 were located in Canada and 59 were located in Germany. As of December 31, 2007, approximately 569 of our employees were primarily engaged in engineering, research and development and production, approximately 91 of our employees were primarily engaged in sales and marketing, and approximately 198 of our employees were primarily engaged in operations, general and administration, quality assurance and customer service.

Regulatory

A number of our advanced technology products are subject to U.S. export control laws and regulations, which have certain registration, licensing and recordkeeping requirements for sales and transfers to foreign persons. These regulations include the U.S. Department of State’s International Traffic in Arms Regulations (ITAR), the U.S. Department of Commerce’s Export Administration Regulations (EAR), and the U.S. Department of Treasury’s economic sanctions regulations. Another key law in this regulatory field is the Foreign Corrupt Practices Act (FCPA). We have a compliance system to identify those products and technologies subject to certain export control regulatory restrictions and, where required, we obtain authorization from the relevant federal agency for sales to foreign buyers or for technology transfers to foreign consultants, companies, universities, investment partners or foreign national employees.

Our products are utilized by all branches of the U.S. military and by some foreign armed forces, and much of our research is funded by DoD agencies such as DARPA and DTRA. Many of the products we develop through our research and development program are characterized as “defense articles” on the ITAR’s U.S. Munitions List, and we are registered with the U.S. Department of State as both a manufacturer and exporter of such munitions items. Other products and technologies with dual-use military and commercial application, such as chemical detectors for environmental safety purposes, are controlled under the EAR’s Commerce Control List, and we have export compliance systems for determining the proper export licensing requirements for such products and technologies. Under U.S. sanctions laws, we are prohibited from exporting our products, technology or services to embargoed countries such as Cuba, Iran, Syria or Sudan, or to terrorist-supporting entities, and our compliance system is structured to address these restrictions as well. Federal law prohibits the payment of bribes or other corrupt payments to get or retain business, and we are mindful of such prohibitions on corrupt payments. Our overseas subsidiaries must abide by the applicable provisions of U.S. export control law and the related export control laws of the countries in which they are located. The U.S. export control laws and regulations place licensing restrictions on transfers of technology to our foreign subsidiaries, and export licenses or other appropriate authorizations are obtained, as appropriate, from the U.S. Department of State or the U.S. Department of Commerce, when required by law.

Compliance with U.S. export control laws and regulations is a challenge for any high technology company involved in export activities. An effective compliance program includes periodic internal auditing and monitoring of export transactions. In any acquisition, the successor company must ensure that the acquired firm is complying with the requirements of U.S. export control regulations and must see that deficiencies are promptly identified and corrected. We have such a practice and establish export compliance standards for all of our subsidiaries, while recognizing the special compliance demands necessitated by certain sensitive technologies or workforce makeup. Violations of any of the various U.S. export control laws can result in significant civil or criminal penalties, or even a denial of export privileges. We recognize that an effective compliance program can help protect the reputation and relationship of a regulated company with the federal agencies administering these laws. Each of the regulatory agencies administering these laws has a voluntary disclosure program that offers the possibility of significantly reduced penalties, if any are applicable, and we have utilized these agency disclosure procedures as part of our overall compliance policy and system of internal controls.

Under the “SAFETY Act” provisions of The Homeland Security Act of 2002, and its implementing regulations, the federal government provides certain liability limitations and a presumption that the “government contractor” defense applies if the Department of Homeland Security “designates” or “certifies” technologies or products as “qualified anti-terrorism technologies,” and if certain other conditions apply. We may seek to qualify some or all of our products and technologies under the SAFETY Act’s provisions in order to obtain such liability protections, but there is no guarantee that the Department of Homeland Security will designate or certify our products and technologies as a qualified anti-terrorism technology. To date, our Fido Portable Explosives Detector has been designated as a qualified anti-terrorism technology, but our other products have been sold without such qualification, and we may continue to sell our products and technologies without such qualification. To the extent we do so, we will not be entitled to the benefit of the SAFETY Act’s limitations on tort liability, or to any U.S. government indemnification.

Additional Information

We file registration statements, periodic and current reports, proxy statements, and other materials with the Securities and Exchange Commission (“SEC”). You may read and copy any materials we file with the SEC at the SEC’s Office of Public Reference at 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a web site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including our filings. Other than the information expressly set forth in this Form 10-K, the information contained or referred to on our website is not part of this annual report. We make available, free of charge, through the investor relations section of our website (www.icxt.com), our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. The contents of our website are not incorporated into, or otherwise to be regarded as part of this Form 10-K.

Item 1A.	RISK FACTORS

Risks Related to Our Operations and Corporate Structure

Our future performance may be difficult to predict due to our limited operating history and the nature of our business.

Our limited operating history makes it difficult to predict our future performance. We were incorporated in 2003 and commenced operations as a holding company in 2004. However, most of our business is based on acquisitions that we have completed since June 2005. We have had a limited period of time to integrate and manage our business, which increases the possibility that we will encounter new or unexpected difficulties in our future operations or fail to achieve expected benefits from these acquisitions. We may also have difficulty forecasting our future results because our business is affected by fluctuations in demand for our products, including fluctuations caused by new security threats, new products introduced by our competitors and customer order variations or cancellations. If we underestimate demand and build too little inventory, we could lose sales opportunities and disappoint customers. If we overestimate demand and build too much inventory, we could consume working capital unnecessarily and experience inventory write-offs.

Our business depends on the development of markets for detection and surveillance products and solutions.

Our products and services are designed to address the markets for detection, surveillance and integrated solutions. Our products and services are targeted to both governmental and the private sector. These markets and the types of products and services sold in these markets are emerging. Our ability to grow will depend in part on the rate at which markets for our products develop and on our ability to adapt to emerging demands in these markets. In particular, our business depends on our ability to offer a broader range of products and services to meet demand for integrated solutions. In addition, geopolitical developments, terrorist attacks and government mandates may cause sharp fluctuations in the demand for our products.

A substantial portion of our future sales will depend on the success of products that we have introduced recently. It is too early to predict how commercially successful these products may be. Some of them define new market categories with no historical record of demand and in which demand may develop slowly. Some of our new products are still undergoing trials, or have too short of a history of operation in the field to establish evidence that they meet long-term customer needs. This may slow the adoption of these products by security conscious customers that demand proof of long term reliability. Some of our products could encounter unanticipated problems in deployment and use, or when attempts are made to integrate them into existing systems and operations. Our ability to maintain or grow our revenues will be significantly limited if our new products fail to gain market acceptance.

A substantial portion of our revenues depends on sales to the U.S. government and could be affected by changes in federal funding levels.

Agencies and departments of the U.S. government account for a substantial portion of our revenues from product sales and substantially all of our revenues from research and development contracts. We are counting on significant revenues from U.S. government contracts for the foreseeable future. U.S. government programs are limited by budgetary constraints and are subject to uncertain future funding levels that could result in the termination of programs. A decline in security-related government spending, or a shift away from our offerings or programs that we address, could hurt our sales, put pressure on our prices and reduce our revenues and margins.

We rely in part on original equipment manufacturers (OEMs) and distribution partners to sell some of our products, and we may be adversely affected if those parties do not actively promote our products or pursue installations that use our products.

A significant portion of our revenue comes from sales to partners, including OEMs, systems integrators, distributors and resellers. Some of these relationships have not been formalized in a detailed contract and may be subject to termination at any time. Even where these relationships are formalized in a detailed contract, the agreements can often be terminated with little or no notice and are subject to periodic amendment. We cannot control the amount and timing of resources that our partners devote to activities on their behalf. We intend to continue to seek strategic relationships to distribute, license and sell certain of our products. However, we may not be able to negotiate acceptable relationships in the future and cannot predict whether current or future relationships will be successful.

A substantial portion of our revenues depends on sales to prime contractors and system integrators.

We rely on a substantial portion of our revenues on contracts in which we act as a subcontractor to other contractors, typically prime contractors and system integrators who sell directly to government agencies or private customers. For the fiscal years ended December 31, 2007, 2006 and 2005, we derived approximately 38%, 31%, and 17%, respectively, of our revenues from these contracts. We expect to continue to depend on these relationships for a significant portion of our revenues in the foreseeable future. Our sales will suffer if these contractors and system integrators fail to compete successfully against their competitors, if government agencies cut relevant spending, or if these contractors and system integrators purchase products from our competitors, or develop competing products of their own, or reduce their purchases from us for other reasons. Our ability to sell to customers who prefer to work with large system integrators will depend on our ability to develop and maintain strong relationships with the large system integrators. Furthermore, when existing subcontracts based on small-business status expire, our subcontracting revenues may decline because prime contractors and system integrators will no longer be able to fulfill targets for small-business purchases by buying products from us or our subsidiaries.

If we do not successfully expand our direct sales and service organizations and partnering arrangements, we may not be able to increase our sales or adequately support our customers.

We sell substantially all of our services and license substantially all of our products in part through our direct sales organization. Our future success depends on substantially increasing the size and scope of our direct sales force and partnering arrangements, both domestically and internationally. We expect to face intense competition for personnel and we cannot guarantee that we will be able to attract, assimilate or retain additional qualified sales personnel on a timely basis. Moreover, given the large-scale deployment required by some of our customers, we anticipate the need to hire and retain a number of highly-trained customer service and support personnel. We cannot guarantee that we will be able to increase the size of our customer service and support organization on a timely basis to provide the high quality of support required by our customers. Failure to add additional sales and customer service representatives could result in our inability to increase sales and support our customers.

The lengthy sales cycles of our products may cause our revenues to fluctuate substantially.

Customers evaluating our products must often make very difficult choices about product capabilities and costs. Many of our customers buy our products to implement or enhance large security projects. Our larger customers take longer to evaluate our products and place new orders. For these and other reasons, our products typically have long sales cycles. Sales are often delayed or cancelled for reasons that we cannot control. Delays and cancellations could significantly affect revenues reported for any given financial quarter.

We compete against companies that have longer operating histories, more established products and greater resources.

We face substantial competition in the advanced security technology industry. Many companies are actively developing and marketing detection, surveillance and systems and software products that compete against our products, or may soon do so. Our competitors include very large and experienced enterprises, including BAE Systems, plc, Canberra Industries, Inc., DRS Technologies, Inc., FLIR Systems Inc., General Electric Company, Goodrich Corporation, Honeywell International, Inc., L-3 Communications Holdings, Inc., RAE Systems, Inc., SAIC, Inc., Smiths Industries, Ltd. and United Technologies Corporation. Our competitors also include many smaller companies, including companies established to pursue new and emerging technologies.

Our competitors may successfully develop technologies that outperform our technologies, respond better to customer requirements, cost less or otherwise gain greater market acceptance. Many of our competitors have longer operating histories, greater financial, engineering, manufacturing, sales and marketing resources, greater name recognition, a larger base of customers and longer standing customer relationships than we have. Our larger competitors may be able to better manage large or complex contracts, maintain a broader geographic presence, compete more effectively on price, or provide a greater level of customer support. Our smaller competitors typically focus on fewer products than we do, and they are often well entrenched in their chosen markets. Any of these competitors may be able to respond more quickly to new technology, market developments or pursue new sales opportunities more effectively that we can.

Our ability to compete depends on our ability to innovate successfully and quickly.

We may lose our competitive position if we fail to innovate and develop new products quickly. Advanced security technologies are evolving rapidly, product life cycles are short and technologies can become obsolete. Our ability to compete will depend on our ability to design, develop, manufacture, assemble, test, market, sell and support new products and enhancements quickly and cost effectively. Our business will depend on how well we respond to evolving government and industry standards, and changing customer requirements. The lack of standardization in our industry may impede market acceptance of innovative products that we successfully develop. If, for any of these or other reasons, any of our technologies fail to gain acceptance in the market, we will not recoup our development costs, and we will have to attempt to develop new technologies and products. We cannot assure that we can do so successfully, cost effectively or quickly enough.

Some of our customers and operations are located outside of the United States, which subjects us to additional international risks.

We conduct some of our business with and through companies located outside the United States. We have manufacturing facilities in several foreign countries including Germany and Canada. As a result of our international operations and sales, we face a number of challenges, including:

•	increased complexity and costs of managing and staffing international operations;

•	compliance with foreign technical standards;

•	compliance with domestic and foreign laws and regulations, including import and export control laws, tariffs and other barriers;

•	timing and availability of import and export licenses;

•	longer and more difficult collection of receivables;

•	limited protection of our intellectual property and limited ability to enforce legal rights and remedies;

•	unanticipated changes in foreign and domestic legal and regulatory requirements, including tax regulations; and

•	foreign currency exchange fluctuations relating to our international operating activities.

Because we anticipate that we will continue to depend on companies operating in various countries around the world for a significant part of our revenues and growth, these risks and issues that we cannot anticipate could adversely affect our ability to conduct business outside of the United States and our results of operations.

Our business has inherent operational risks that cannot be adequately covered by insurance or indemnity, and our products and technologies may not qualify for protection under the SAFETY Act.

We may face unanticipated risks of legal liability for damages caused by the actual or alleged failure of technologies or services that we supply. Our products may be deployed in response to an emergency or terrorist attack, which may increase our exposure to third-party claims. Many of our technologies are unproven. We may face liabilities related to these products. While we have attempted to secure appropriate insurance coverage at appropriate cost, it is impossible to insure against all risks that inhere in our industry, nor can we assure you that our insurers will pay a particular claim, or that we will be able to maintain coverage at reasonable rates in the future. Substantial claims resulting from an accident in excess or not otherwise covered by indemnity or insurance could harm our financial condition and operating results. Our insurance policies also contain deductibles, limitations and exclusions which increase our costs in the event of a claim.

Under the “SAFETY Act” provisions of The Homeland Security Act of 2002, the federal government provides liability limitations and the “government contractor” defense applies if the Department of Homeland Security “designates” or “certifies” technologies or products as “qualified anti-terrorism technologies,” and if certain other conditions apply. We may seek to qualify some or all of our products and technologies under the SAFETY Act’s provisions in order to obtain such liability protections, but there is no guarantee that the U.S. Department of Homeland Security will designate or certify our products and technologies as a qualified anti-terrorism technology. Our Fido Portable Explosives Detector has been designated as a qualified anti-terrorism technology, but our other products have been sold without such qualification, and we may continue to sell our products and technologies without such qualification. To the extent we do so, we will not be entitled to the benefit of the SAFETY Act’s cap on tort liability or U.S. government indemnification. Any indemnification that the U.S. government may provide may not cover certain potential claims.

We have incurred operating losses since our inception and as a result we may not achieve or sustain profitability.

We have incurred significant operating losses since our inception. We had consolidated operating losses of approximately $36.4 million in 2007, $113.1 million in 2006 and $14.4 million in 2005. As of December 31, 2007, we had an accumulated deficit of $177.5 million. We expect to incur significant additional expenses for the expansion and integration of our businesses, including expenditures for sales, marketing and manufacturing. As a public company, we also expect to incur significant accounting, legal and other expenses that we did not incur as a private company. We also expect to incur additional expenses to expand our research and development programs, and in developing new products and services we may obtain through acquisitions. As a result, we may continue to incur losses for the foreseeable future.

Because of the numerous risks and uncertainties associated with our business, we are unable to guarantee whether or when we will achieve profitability. If our revenues do not increase, or if our expenses increase at a greater rate than our revenues, we will not become profitable. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

A number of other factors may cause our consolidated operating results to fluctuate on a quarterly or annual basis, which may make it difficult to predict our future operating results.

We expect our consolidated revenues and expenses to fluctuate, making it difficult to predict our future operating results. Factors that could cause our operating results to fluctuate include:

•	demand in the markets that we serve;

•	our ability to define, design and release new products that meet customer needs, and to do so quickly and cost effectively;

•	market acceptance of new and enhanced versions of our products;

•	the forecasting, scheduling, rescheduling or cancellation of orders by our customers;

•	the timing, performance and pricing of new product introductions by our competitors;

•	variations in the performance of our businesses;

•	the timing and availability of adequate manufacturing capacity from our manufacturing suppliers;

•	our ability to forecast demand in the markets that we serve;

•	the mix of products that we sell;

•	the length of our sales cycles;

•	the lack of backlog of orders for our products;

•	liquidity and cash flow of our distributors and end-market customers;

•	the timing of our acquisitions;

•	general economic conditions in the countries where we operate or our products are used; and

•	changes in accounting principles or practices, exchange rates, interest rates, tax rates and tax withholding.

Any of the above factors, many of which are beyond our control, could significantly harm our business and results of operations. The results of a prior quarter or annual period should not be relied upon as an indicator of future operating performance.

We may have difficulty scaling production to large volumes. If we are unable to meet demand or efficiently increase production, customers may turn to products offered by competitors and our operating results could be harmed.

We could have substantial difficulty dealing with rapid growth. If demand for our products increases rapidly, we will need to expand internal production capacity or implement additional outsourcing. Success in developing, manufacturing and supporting products manufactured in small volumes does not guarantee comparable success in operations conducted on a larger scale. Modifying our facilities to increase production capacity may delay delivery of our products. Manufacturing efficiencies, yields and product quality may decline as production volumes increase. In addition, component costs, overhead and other production costs may rise. If we are unable to meet the demand of our customers and deliver products quickly and cost effectively, customers may turn to our competitors. The costs associated with implementing new manufacturing technologies, methods and processes, including the purchase of new equipment, and any resulting delays, inefficiencies and loss of sales, could harm our results of operations.

We purchase certain component parts from a limited number of third-party suppliers, and are therefore subject to limitations in supply which could result in delays of product shipments and damage our business and operating results.

We currently purchase component parts used in the manufacture of our products from a limited number of third-party suppliers and currently rely on a single source of supply in some cases, including for certain semiconductor components. We depend on these suppliers to meet our needs. Moreover, we depend on the quality of the products supplied to us over which we have limited control. From time to time in the future, we may encounter shortages and delays or transportation problems in obtaining components, or defects in the components we purchase. There may be interruptions in the manufacture of our products and we might not be able to supply products in a timely manner or with the quality required by our customers, and our revenues and customer relationships could be harmed.

Our ability to operate and grow our business effectively will depend on retaining key employees and management, and hiring skilled and experienced personnel. If we lose the services of any key personnel or are unable to hire additional personnel, our business could be harmed.

Our success has been highly dependent on the experience, relationships and technical knowledge of our key senior management and technical employees. Our future will depend on our ability to retain their services. The loss of key employees could harm development and sales of our products, slow our growth and otherwise harm our business.

Our ability to operate and grow our business also depends on our ability to attract, retain and motivate highly skilled scientists, engineers and other technical personnel. We face intense competition for the services of such employees. The nature of our business also makes it difficult for us to hire employees who are not citizens or permanent residents of the United States.

If we fail to retain and motivate our current employees, or fail to attract new employees with comparable skills, we will be unable to enhance existing products and develop new ones, and our business will suffer. Hiring difficulties may also force us to incur higher than anticipated costs in recruiting, relocating and compensating employees who have the skills we need, and these increased costs may hurt our margins and limit our ability to make necessary hires.

Several of our officers may have divided responsibilities which could divert management time and create potential conflicts of interest.

Our chief executive officer, Hans Kobler, serves on the investment advisory committee of Digital Power Capital, LLC, which is indirectly our largest stockholder and an affiliate of Wexford VI Advisors LLC, and has an interest in the profits earned on certain Wexford investments, including Wexford’s investment in us. Some of our other executives may serve on outside boards from time to time, as well. These divided responsibilities divert management time from our business and could create potential conflicts of interest.

Wexford Capital, LLC and its affiliates, our principal stockholders, beneficially own and control a significant amount of our common stock, giving them substantial influence over our corporate transactions and other matters. Their interests may conflict with yours, and the concentration of ownership of our common stock will limit your influence and the influence of our other stockholders.

Wexford and its affiliates beneficially own and control approximately 65% of our outstanding common stock. Wexford is able to exercise control over matters requiring stockholder approval, including the election of directors, changes to our charter documents, mergers, corporate control contests and other significant corporate transactions. As long as this concentration of ownership persists, it is unlikely that any other holder or group of holders of our common stock will be able to affect the way we are managed or the direction of our business. The interests of Wexford could conflict with the interests of our other stockholders. This concentration of ownership could also discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, or could otherwise delay or prevent a change in control transaction or other business combination, which could in turn have an adverse effect on the market price of our common stock.

We may divest assets to reflect changes in our strategy.

From time to time, we have divested businesses and assets which we have determined no longer fit our strategy. For example, we sold three businesses in 2007 and one of our businesses in 2006. We may undertake divestiture transactions when we believe there is a financial or strategic benefit to us in doing so. Such divestitures, should they occur, may result in losses. There may also be risks, costs and liabilities that we incur or retain in connection with these divestitures. We may be unable to successfully divest non-strategic assets and, if we incorrectly evaluate the strategic fit and valuation of divested businesses or assets, we may forego opportunities that would otherwise have benefited our business.

Our strategy for future acquisitions may be costly to implement and difficult to manage.

We intend to continue to grow our business through acquisitions of additional companies. Successful execution of our acquisition strategy will depend on many factors including locating suitable companies, negotiating acceptable terms, successfully consummating the acquisitions and obtaining required financing on acceptable terms. We may incorrectly assess new businesses or technologies that we do acquire, fail to realize anticipated benefits from these acquisitions or fail to exploit anticipated opportunities. Since December 31, 2006, we have sold three previously acquired companies that no longer aligned with our strategic plan. In addition, we may face difficulties retaining qualified personnel, managing relationships with customers and integrating newly acquired businesses and operations into our existing infrastructure. We also may enter markets in which we have limited or no prior experience or incur future impairment charges and other charges which could adversely affect our results of operations.

As part of our acquisition strategy, we intend to evaluate transactions that are large in relation to our current size. One or more such transactions, should it occur, may entail risks that are currently unforeseen. A large acquisition or similar transaction could entail fundamental changes to the nature of our business and assets, and could result in changes in our strategic direction that may ultimately prove unsuccessful.

Our acquisition strategy may require more capital and result in more expenses than we anticipate, including greater than anticipated acquisition purchase prices and operating and other acquisition-related expenses. Our acquisition strategy depends in part on negotiating appropriate acquisition contracts, and we may fail to anticipate or provide for unknown or unanticipated events and incur costs arising from litigation of acquisition-related disputes. There also may be costs and liabilities that we fail or are unable to discover in the course of performing due diligence investigations on each company or business that we have already acquired or may acquire in the future. If acquisition purchase prices, liabilities and transaction costs exceed our estimates, we may need to raise more capital by incurring debt or issuing more stock, which may significantly reduce the equity interests of our stockholders.

We may have difficulty integrating our businesses.

Our company was formed by acquiring a number of geographically and technologically diverse businesses, and we continue to seek to selectively acquire companies or assets that we believe will complement or extend our existing businesses. Integrating our acquisitions is a difficult, complex, time-consuming and expensive process that has placed, and will continue to place, significant demands on our management and financial resources. We have encountered, and may encounter in the future, risks associated with the integration of our acquired businesses, such as:

•	difficulty coordinating geographically dispersed operations, workforces and corporate cultures;

•

difficulty integrating our operational, financial and management information systems, internal controls and reporting systems as we seek to establish uniform standards, controls, procedures and policies across our company;

•	increased operating expenses resulting from management, transaction and other costs associated with our acquisition and integration activities;

•	exposure to unknown liabilities of acquired companies or assets;

•	diversion of our management’s attention from other business matters;

•	loss of key employees, suppliers and customers of our acquired businesses;

•	potential conflicts between business cultures;

•	disruption of ongoing business;

•	failure to maximize our financial and strategic position by the successful incorporation of acquired technology; and

•	failure to realize the potential of acquired technologies, complete product development, or properly obtain or secure appropriate protection of intellectual property rights.

In addition, the companies we have acquired have historically operated independently and have had only limited opportunity to collaborate with each other. Part of our business strategy is to allow each company to maintain a high degree of operational autonomy while integrating certain management, administrative and sales functions. Accordingly, we may have difficulty integrating businesses that operate independently from one another into our corporate structure. If we fail to successfully integrate our businesses, we may not be able to achieve operating economies or synergies that help reduce expenses or increase revenues, and we may not be able to broaden our product offering in a timely manner to remain competitive.

If we fail to maintain an accurate system of internal controls, we may not be able to accurately report our financial results, which could adversely affect our stock price.

Compliance with the Sarbanes-Oxley Act of 2002 and related requirements will be costly and will place a burden on our management. We currently have only limited experience operating with the internal controls and procedures required of a public company. We are in the process of documenting, reviewing and where appropriate improving our internal controls and procedures in anticipation of being subject to Section 404 of the Sarbanes-Oxley Act of 2002, which will require management assessments of the effectiveness of our internal control over financial reporting. Management will be required to conduct an annual evaluation of our internal control over financial reporting and include a management report on our internal control over financial reporting, along with a report by our independent registered public accounting firm addressing the effectiveness of our internal controls over financial reporting, beginning with our Annual Report on Form 10-K for the year ended December 31, 2008. Any failure to maintain an effective system of internal controls and comply with Section 404 of the Sarbanes-Oxley Act of 2002, or any other problems with our financial systems or internal controls, could result in delays or inaccuracies in reporting financial information or failure to comply with SEC reporting and other regulatory requirements, any of which could adversely affect our business and stock price.

Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (NOLs) to offset future taxable income. We may have undergone an ownership change in the past in connection with issuances of our stock in financings and acquisitions. The existing NOLs of some of our subsidiaries currently will be subject to limitations arising from ownership changes prior to their acquisition by us. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. If we undergo an ownership change in the future, our ability to utilize NOLs could be further limited by Section 382 of the Internal Revenue Code.

We may not realize the full amount of revenues reflected in our backlog, which could harm our operations and significantly reduce our future revenues.

There can be no assurances that our backlog estimates will result in actual revenues in any particular fiscal period because our clients may modify or terminate projects and contracts and may decide not to exercise contract options. Our backlog represents sales value of firm orders for products and services not yet delivered and, for long term executed contractual arrangements (contracts, subcontracts, and customer commitments), the estimated future sales value of estimated product shipments, transactions processed and services to be provided over the term of the contractual arrangements, including renewal options expected to be exercised. For contracts with indefinite quantities backlog reflects estimated quantities based on current activity levels. Our backlog includes estimates of revenues the receipt of which require future government appropriation, option exercise by our clients and/or is subject to contract modification or termination. At December 31, 2007, our backlog approximated $44.0 million, the majority of which is estimated to be realized in the following twelve months. These estimates are based on our experience under such contracts and similar contracts, and we believe such estimates to be reasonable. If we do not realize a substantial amount of our backlog, our operations could be harmed and our future revenues could be significantly reduced.

Our success and competitive position depend significantly on our ability to obtain and protect intellectual property. Failure to protect our intellectual property rights would impair our ability to compete effectively and defend ourselves from any third party claims that we are infringing others’ intellectual property rights.

We rely on a combination of patents, copyrights, trademarks, service marks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our intellectual property. For example, we have entered into confidentiality agreements with our employees, consultants and business partners and have controlled access to, and distribution of, our documentation and other proprietary information. We intend to continue filing patent applications to protect most of the new processes and technologies that we develop. However, we anticipate that patent protection will not be available for some of these processes or technologies. Failure to protect our intellectual property could affect our ability to secure additional contracts or preserve market advantages when we commercialize our products.

Our efforts to protect our intellectual property rights may not:

•	prevent challenges to, or the invalidation or circumvention of, our existing intellectual property rights;

•	prevent our competitors from independently developing similar products, duplicating our products or designing around any patents that may be issued to us;

•	provide adequate protection for our intellectual property rights;

•	prevent disputes with third parties regarding ownership of our intellectual property rights;

•	prevent disclosure of our trade secrets and know-how to third parties or their release into the public domain; or

•	result in valid patents, including international patents, from any of our pending applications.

Others may attempt to copy or otherwise obtain and use our proprietary technologies without our consent. Monitoring the unauthorized use of our technologies is difficult. There is a significant risk that our customers or their end-user customers may attempt to copy or otherwise obtain and use our proprietary technologies without our consent.

We may find it necessary to litigate against others, including our customers, to protect our intellectual property and to challenge the validity and scope of the proprietary rights asserted by others, and we could face counterclaims. Legal disputes with customers could substantially harm our relationships and sales. Litigation is inherently uncertain, and an adverse outcome could subject us to significant liability for damages or invalidate our proprietary rights. The complexity of the technology involved and inherent uncertainty and cost of intellectual property litigation increases our risks.

Third parties may claim that we are infringing on their intellectual property rights, and we may already be infringing without knowing it. We may face additional liability when we agree to indemnify our customers against third party infringement. If a third party establishes that we are infringing its intellectual property rights, or that our intellectual property rights are invalid, we may be forced to change our products, services, or manufacturing processes, and such changes may be expensive or impractical. We may then be forced to seek royalty or license agreements. If we are unable to agree on acceptable terms we may be required to discontinue products or halt other aspects of our operations. We may also be liable for significant damages. Even if intellectual property claims brought against us are without merit, the litigation may be costly and time consuming, and may divert our management and key personnel from operating our business.

The U.S. government’s right to use technology developed by us limits our intellectual property rights.

We seek to protect the competitive benefits we derive from our patents, proprietary information and other intellectual property. However, we do not have the right to prohibit the U.S. government from using certain technologies developed by us or to prohibit third party companies, including our competitors, from using those technologies in providing products and services to the U.S. government. The U.S. government has the right to royalty-free use of technologies that we have developed under U.S. government contracts. We are free to commercially exploit those government-funded technologies and may assert our intellectual property rights to seek to block other non-government users thereof, but we cannot assure you that we could successfully do so.

Our efforts to protect our intellectual property may be less effective in some foreign countries where intellectual property rights are not as well protected as in the United States.

Our subsidiaries have not consistently sought patent protection or registered our trademarks outside the United States, which may impair our ability to use or protect our technology and brand in foreign jurisdictions. The laws of some foreign countries, including countries in which we have sold and will continue to sell our products, protect proprietary rights less broadly than do the laws of the United States. Many U.S. companies have encountered substantial problems in protecting their proprietary rights in such countries, and there is a risk that we will encounter similar problems. If our competitors in these countries copy our technology without our permission, our sales and operations will be harmed.

Our business is subject to environmental regulation that could result in compliance costs. Any violations or liability under environmental laws could harm our business.

We are subject to environmental and safety laws and regulations governing the use, storage and disposal of hazardous substances or wastes and imposing liability for the cleanup of contamination from these substances. We cannot completely eliminate the risk of contamination or injury from these substances or wastes, and, in the event of such an incident, we could be held liable for any damages that result. In addition, we may be required to incur significant additional costs to comply with environmental laws and regulations in the future.

The nature of our business may subject us to the risk of litigation.

The markets for our products and services are competitive and may be subject to significant litigation. This includes litigation relating to patent and other intellectual property rights, product liability claims, contract claims and other types of litigation. Litigation can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of litigation are inherently uncertain and may result in adverse rulings or decisions. We may enter into settlements or be subject to judgments that may, individually or in the aggregate, have a material adverse effect on our business, financial condition or results of operations.

Our current plans for financing are subject to the changing conditions of financial markets.

Our ability to obtain additional financing on commercially favorable terms, or at all, is subject to the changing conditions of the financial markets, some of which have been negatively impacted by the collapse of the sub-prime lending market. An increase in the cost of financing, or the inability to obtain financing at all, may limit our ability to pursue further acquisitions, to fund operating losses and investments in research and product development, production facilities and sales infrastructure, and to provide additional working capital for our businesses.

Risks Associated with Government Contracts and Regulation

The U.S. government may terminate or modify its existing contracts with us or with government contractors for which we are a subcontractor.

We must comply with and are affected by laws and regulations relating to the formation, administration and performance of U.S. government contracts and subcontracts thereunder, which affect how we do business as a contractor or subcontractor to U.S. government customers and which may impose additional expenses on our business.

There are inherent risks in contracting with the U.S. government. The U.S. government can typically terminate, reduce orders under or otherwise modify any of its contracts with us for its convenience (i.e., without cause) whether or not we have failed to perform under the terms of the applicable contract. In such case, the government would not be required to pay us for the lost profits for the unperformed work. A termination arising out of our default could expose us to liability and harm our ability to compete for future contracts and orders. In addition to unfavorable termination provisions, our U.S. government contracts and related regulations contain provisions that allow the U.S. government to unilaterally suspend us from receiving new contracts pending resolution of alleged violations of procurement laws or regulations, reduce the value of existing contracts, issue modifications to a contract and control and potentially prohibit the export of our services and associated materials. U.S. government contracts may also be terminated if Congress fails to provide funds for the contract.

Our business is subject to laws and regulations that are more restrictive because we are a contractor and subcontractor to the U.S. government.

As a contractor and subcontractor to the U.S. government, we are subject to various laws and regulations that are more restrictive than those applicable to non-government contractors, including the Federal Acquisition Regulation and its supplements, which comprehensively regulate the formation, administration and performance of U.S. government contracts, and the Truth in Negotiations Act and various other laws, which require certain certifications and disclosures. These laws and regulations, among other things:

•	require that we obtain and maintain material governmental authorizations and approvals to conduct our business as it is currently conducted;

•	require certification and disclosure of cost and pricing data in connection with certain contract negotiations;

•	impose rules that define allowable and unallowable costs and otherwise govern our right to reimbursement under certain cost-based U.S. government contracts;

•	restrict the use and dissemination of information classified for national security purposes and the export of certain products and technical data; and

•

impose requirements relating to ethics and business practices, which carry penalties for noncompliance ranging from monetary fines and damages to loss of the ability to do business with the U.S. government as a prime contractor or subcontractor.

In addition, we are subject to industrial security regulations of the U.S. Department of Defense and other federal agencies that are designed to safeguard against unauthorized access by foreigners and others to classified and other sensitive information. If we were to come under foreign ownership, control or influence, our U.S. government customers could terminate, or decide not to renew, our contracts, and such a situation could also impair our ability to obtain new contracts and subcontracts. The government may also change its procurement practices or adopt new contracting rules and regulations that could be costly to satisfy or that could impair our ability to obtain new contracts.

We may not be able to receive or retain the necessary licenses or authorizations required for us to export our products and we may incur regulatory penalties for past compliance failings of our acquired companies.

We must obtain a license from the U.S. government before we may export certain products or technologies from the United States. We cannot be certain that we will obtain any licenses required to export our products to foreign customers or receive authorization from the U.S. government for sales to foreign governments. Failure to receive required licenses or authorizations in a timely manner or at all will limit our ability to export our products and could reduce our revenues.

Any seizure or delay in shipment of our products for failure to obtain a required export license could harm our financial condition and results of operations. Export control laws may also inhibit the free interchange of technical discussions among our employees. Absent license authorization from the appropriate agency, technologies related to our military or dual-use products cannot be discussed with our foreign national employees who are not permanent residents, nor with our foreign subsidiaries. Licensing requirements may delay product development and other engineering or sales activities. In addition, many of our subsidiaries had not adopted formal export compliance programs prior to being acquired by us. For example, two of our subsidiaries engaged in research and development activities that involved the sharing of technical information with foreign national employees related to the development of explosives detectors and nerve gas sensors. This early development work occurred without license approvals and prior to our acquisition of these companies. These subsidiaries have now identified possible gaps in compliance, have made voluntary disclosures to the U.S. Department of State, and have adopted compliance measures to address compliance deficiencies.

Export control agencies are authorized to impose monetary penalties or even to suspend export privileges. While such actions have not been taken against our company to date, such risks exist in this highly regulated field, and we cannot entirely eliminate the possibility that such agency action may occur in the future.

We are subject to audits by the U.S. government which could adversely affect our business.

U.S. government agencies routinely audit and investigate government contractors to monitor performance, cost allocations, cost accounting and compliance with applicable laws, regulations and standards. Since some of our contracts are cost plus a fixed fee, the U.S. government has the right to audit our costs even after job completion and after we have booked the corresponding revenue. The U.S. government also may review the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allowed or improperly allocated to a specific contract will not be reimbursed, and any such costs that have already been reimbursed must be refunded. While we intend to implement uniform procurement and compliance programs for all of our business, we may be subject to more risks from these audits until we are able to implement such a program effectively. Notwithstanding current compliance, we may be responsible for the lack of compliance, if any, in the past by the companies we have acquired or acquire in the future.

Responding to governmental audits, inquiries, or investigations may involve significant expense and divert the attention of our management. If a government review or investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, damages, fines and suspension or debarment from doing business with U.S. government agencies. In addition, our reputation could be seriously harmed by allegations of impropriety, even if unfounded.

Our business may increasingly depend upon obtaining and maintaining required security clearances.

We may bid for U.S. government contracts that require our employees to maintain various levels of security clearances and require us or our subsidiaries to maintain certain facility security clearances in compliance with DoD and other government requirements. Obtaining and maintaining security clearances for employees involves a lengthy process, and it is difficult to identify, recruit and retain employees who already hold security clearances. If our employees are unable to obtain or retain security clearances, or if our employees who hold security clearances stop working for us, we may face delays in fulfilling contracts, or be unable to fulfill or secure new contracts, with any customer involved in classified work. Any breach of security for which we are responsible could seriously harm our business, damage our reputation and make us ineligible to work on any classified programs.

Cost over-runs on our contracts could subject us to losses or adversely affect our future business.

Certain of our contracts with the U.S. government are subject to fixed prices, in which we receive a fixed price irrespective of the actual costs we incur. Consequently, any costs in excess of the fixed price are ordinarily absorbed by us. Under time-and-materials contracts, we are paid for labor at negotiated hourly billing rates and for certain expenses. Under cost reimbursement contracts, which are subject to a contract-ceiling amount, we are reimbursed for allowable and allocable costs and ordinarily paid a fee, which may be fixed or performance based. We may not be able to obtain reimbursement for any costs that exceed the contract limits or are not allowable or allocable under the provisions of the contract or applicable regulations. Under each type of contract our financial condition and operating results could be affected materially and adversely if we fail to anticipate technical problems, estimate costs accurately or control costs we incur in performing under the contract. Cost over-runs also may adversely affect our ability to sustain existing programs and obtain future contract awards.

Risks Related to Our Common Stock

The price of our common stock may be volatile and we cannot assure you that the price of our shares will not decline.

The market price of our common stock may fluctuate substantially due to a variety of factors, many of which are beyond our control, including:

•	political, military and security developments in the United States and worldwide;

•	the development of fundamentally new detection, surveillance, active denial and systems and software technologies;

•	general and industry-specific economic conditions;

•	changes in financial estimates or recommendations by securities analysts;

•	sales of our common stock or other actions by investors with significant shareholdings; and

•	general market conditions.

The stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock.

In the past, stockholders have sometimes instituted securities class action litigation against companies following periods of volatility in the market price of their securities. Any similar litigation against us could result in substantial costs, divert management’s attention and resources and harm our business.

Future sales of our common stock by our stockholders could depress the price of our common stock.

Sales of a large number of shares of our common stock in the public market, or the availability of a large number of shares for sale, could adversely affect the market price of our common stock and could impair our ability to raise funds in subsequent stock offerings. As of December 31, 2007, we had 33,680,892 shares of common stock outstanding and our amended and restated certificate of incorporation authorizes us to issue 250,000,000 shares of common stock. A majority of our current stockholders are subject to agreements with the underwriters that restrict their ability to transfer their stock for 180 days after our initial public offering on November 7, 2007. Lehman Brothers Inc., on behalf of the underwriters, may in its sole discretion and at any time waive the restrictions on transfer in these agreements during this period. After these agreements expire, approximately 28,199,682 of these shares will be eligible for sale in the public market subject to the applicable restrictions under Rules 144 and 701 under the Securities Act. As of December 31, 2007, we had options to purchase a total of 3,098,641 shares outstanding, of which 2,483,326 were vested. In addition, as of December 31, 2007, we had a total of 591,459 shares of unvested restricted stock awards and restricted stock units, and warrants to purchase 375,552 shares of our common stock outstanding. At December 31, 2007, we had an additional 18,187,819 of share-based awards available for grant under our stock based compensation plans.

We currently do not intend to pay dividends on our common stock, and as a result, the only opportunity to achieve a return on an investment in our common stock is if the price appreciates.

We do not expect to pay any cash dividends on our common stock in the foreseeable future. As a result, the only opportunity to achieve a return on an investment in us will be if the market price of our common stock appreciates and shares are sold at a profit.

Our organizational documents and Delaware law have anti-takeover provisions that could delay or prevent a change in control of our company.

In addition to Wexford Capital LLC’s and its affiliates’ ownership of a majority of our common stock after this offering, our certificate of incorporation and by-laws and Delaware law contain provisions that could delay or prevent a change in control of our company that stockholders may consider favorable. These provisions include the following:

•

the ability of our Board of Directors to issue, without stockholder approval, up to 15,000,000 shares of preferred stock with terms set by the Board of Directors, commonly referred to as “blank check” preferred stock, with rights senior to those of our common stock;

•	the prohibition of cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates; and

•	requirements for advance notice of nominations for election to the Board of Directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

These provisions in our organizational documents and under Delaware law could allow our Board of Directors to affect your rights as a stockholder by making it more difficult for stockholders to replace board members and could discourage takeover attempts. Because our Board of Directors is responsible for appointing members of our management team, these provisions could in turn affect any attempt to replace the current management team. In addition, these provisions could deprive our stockholders of opportunities to realize a premium on their shares of common stock.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

We do not own any properties. The following describes our most significant leasing arrangements.

Our corporate headquarters comprises approximately 7,692 square feet of space located in Arlington, Virginia. We use this property for corporate, administrative, business development, and other general business needs. We also lease the following facilities:

Location	Ownership	Facilities	Segment
2240 William Pitt Way, Pittsburgh, PA	Leased	Approximately 10,531 square feet of office and laboratory space	Detection

262 B Old New Brunswick Road, Piscataway, NJ	Leased	Approximately 31,345 square feet of office and manufacturing space	Solutions

515 Cooper Commerce Drive, Apopka, FL	Leased	Approximately 12,000 square feet of office, research and manufacturing space	Surveillance

505 Coast Blvd South, La Jolla, CA	Leased	Approximately 17,432 square feet of office and research space	Detection

3000 Kent Avenue, West Lafayette, IN	Leased	Approximately 10,000 square feet of office and research space	Detection

4 Federal Street, Billerica, MA	Leased	Approximately 10,000 square feet of office and manufacturing space	Surveillance

1001 Menaul Blvd NE, Albuquerque, NM	Leased	Approximately 10,914 square feet of office and research space	Detection

415 N Quay Building A, Suite 3, Kennewick, WA	Leased	Approximately 6,618 square feet of office space	Detection

141 NW C Street, Grants Pass, OR	Leased	Approximately 6,699 square feet of office and research space	Detection

105 Forest Parkway, Suite 400, Forest Park, GA	Leased	Approximately 9,897 square feet of office space	Surveillance

US Highway 19 South, Route 2, Box 57, Ellaville, GA	Leased	Approximately 34,000 square feet of office, manufacturing and storage space	Surveillance

1024 S Innovation Way, Building 1, Stillwater, OK	Leased	Approximately 8,000 square feet of research space	Detection

1024 S Innovation Way, Building 2, Stillwater, OK	Leased	Approximately 20,000 square feet of research space	Detection

215 First Street, Cambridge, MA	Leased	Approximately 15,471 square feet of laboratory space	Detection

800 Research Parkway, Oklahoma City, OK	Leased	Approximately 12,674 square feet of research space	Detection

2075 W Pinnacle Peak Road, Phoenix, AZ	Leased	Approximately 2,642 square feet of office space	Solutions

2400 Belmar Blvd, Wall, NJ	Leased	Approximately 3,600 square feet of office space	Solutions

8900 E Chaparral, Scottsdale, AZ	Leased	Approximately 15,539 square feet of office and research space	Surveillance

100 Midland Road, Oak Ridge, TN	Leased	Approximately 10,500 square feet of office and research space	Detection

Location	Ownership	Facilities	Segment
102 Midland Road, Oak Ridge, TN	Leased	Approximately 7,000 square feet of research and manufacturing space	Detection

3440 Francis-Hughes, Laval, Quebec, Canada	Leased	Approximately 6,469 square feet of research and office space	Surveillance

4218 Commerce Circle, Victoria, British Columbia, Canada	Leased	Approximately 5,056 square feet of office space	Solutions

4219 Commerce Circle, Victoria, British Columbia, Canada	Leased	Approximately 5,056 square feet of office space	Solutions

131 Water Street, Vancouver, British Columbia, Canada	Leased	Approximately 2,577 square feet of office space	Solutions

Kolner Strasse 99, Solingen, Germany	Leased	Approximately 15,580 square feet of office space	Detection

While we believe that these facilities are adequate to meet our immediate needs, it may become necessary to secure additional space in the future to accommodate any future growth. We believe that such additional space will be available as needed in the future on commercially reasonable terms.

Item 3.	LEGAL PROCEEDINGS

From time to time, we are involved in various routine legal proceedings. We cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty. Nevertheless, we believe that the outcome of these proceedings, even if determined adversely, would not have a material adverse effect on our business, financial condition and results of operations.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on The NASDAQ Global Market (“NASDAQ”) under the symbol “ICXT.”

The high and low sales prices of our common stock on NASDAQ from November 7, 2007, the date of our initial offering, through December 31, 2007 were $15.50 and $7.91, respectively.

See “Risks Related to Our Common Stock” in Item 1A.

Holders

As of February 29, 2008, we had approximately 440 stockholders of record.

Dividends

We have never declared or paid any cash dividends on our capital stock and we do not currently intend to pay any cash dividends on our common stock. We expect to retain future earnings, if any, to fund the development and growth of our business. Any future determination to pay dividends on our common stock will be at the discretion of our Board of Directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions.

Performance Graph

The graph below shows a comparison of cumulative shareholder return for the Company’s common stock with the cumulative total returns on the Russell 2000 index and the Nasdaq composite since the date our initial public offering was completed. The Russell 2000 index is a published index which measures the performance of small-cap companies. The data used for this graph assumes that $100 was invested in the Company and in each index on November 7, 2007, and that all dividends were reinvested.

The stock performance graph was plotted using the following data:

	Nov 7, 2007	Nov 9, 2007	Nov 16, 2007	Nov 23, 2007	Nov 30, 2007	Dec 7, 2007	Dec 14, 2007	Dec 21, 2007	Dec 28, 2007	Dec 31, 2007
ICx Technologies, Inc.	100.00	78.75	56.13	52.88	58.06	66.56	67.44	56.19	60.00	60.13
Russell 2000 Index	100.00	99.54	99.17	97.30	98.94	101.23	97.16	101.24	99.46	98.72
Nasdaq Composite	100.00	95.60	95.94	94.46	96.81	98.45	95.89	97.93	97.30	96.49

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Public Offering of Common Stock

In November 2007, we completed our initial public offering (“IPO”) pursuant to a registration statement on Form S-1 (Registration No. 333-145135) which the U.S. Securities and Exchange Commission declared effective on November 7, 2007. Under the registration statement, we registered the offering and sale of an aggregate of 5 million shares of our common stock. The offering did not terminate until after the sale of all of the shares registered on the registration statement. All of the shares of common stock issued pursuant to the registration statement were sold at a price to the public of $16.00 per share. The managing underwriter was Lehman Brothers Inc.

As a result of our IPO, we raised a total of $72.7 million in net proceeds after deducting underwriting discounts and commissions of $5.6 million and offering expenses of $1.7 million from the effective date of the IPO. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates. On November 14, 2007, we used $7.1 million of our proceeds to repay a note payable and accrued interest to DP1, LLC. Also, following our IPO we paid off subsidiary debt totaling approximately $1.5 million. We anticipate that we will use the remaining net proceeds from our IPO for working capital and other general corporate purposes, including to finance our growth, expand our sales and marketing organizations, develop new products, fund capital expenditures, or to expand our existing business through acquisitions of other businesses, products or technologies that are complementary to our business. However, we do not have agreements or commitments for acquisitions at this time. Pending such uses, we plan to invest the net proceeds in short-term, interest-bearing, investment grade securities. There has been no material change in the planned use of proceeds from our IPO as described in the final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b).

Issuer Purchases of Equity Securities

During the period October 1, 2007 to December 31, 2007, we purchased the following shares:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 10-31	25,000	(1)	$10.00	N/A	N/A
November 1-30	—		—	—	—
December 1-31	54,623	(2)	$15.96	N/A	N/A

(1)	These shares were purchased from a former stockholder of one of our subsidiaries in a non-recurring transaction.
(2)	As part of our restricted stock plan, we offer employees the opportunity to make required tax payments with cash or through a net share settlement. For employees choosing net share settlement, we make required tax payments on behalf of employees as their stock awards vest and then withhold a number of vested shares having a value on the date of vesting equal to the tax obligation. The shares withheld were recorded as treasury shares.

Item 6.	SELECTED CONSOLIDATED FINANCIAL DATA

You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.

We derived the consolidated statement of operations data for the years ended December 31, 2007, 2006,and 2005, and the consolidated balance sheet data as of December 31, 2007 and, 2006 from our audited consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K. We derived the consolidated statement of operations data for the years ended December 31, 2004, and 2003 and the consolidated balance sheet data as of December 31, 2005, 2004 and 2003 from our audited consolidated financial statements and related notes which are not included in this Annual Report. We have completed a number of acquisitions over the last three fiscal years, each of which was accounted for as a purchase transaction, which may affect year-over-year comparisons of our consolidated summary financial data. See a description of such acquisitions fully described in Note 3, “Business Combinations and Related Intangibles” in the notes to our consolidated financial statements.

	ICx
	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Products
Revenue	$90,917	$59,341	$20,439	$929	$75
Cost of revenue	42,993	31,329	11,203	1,086	39

Gross profit	47,924	28,012	9,236	(157)	36
Contract research and development and services
Revenue	31,001	25,694	10,436	2,128	—
Cost of revenue	20,943	15,840	6,135	1,276	—

Gross profit	10,058	9,854	4,301	852	—
Maintenance, service and other
Revenue	14,244	5,125	525	—	—
Cost of revenue	10,261	2,843	253	—	—

Gross profit	3,983	2,282	272	—	—
Operating expenses
Research and development	20,619	14,501	4,957	1,969	47
Sales and marketing	24,066	17,679	3,524	859	63
General and administrative	39,786	37,745	11,265	1,312	38
Goodwill impairment loss	—	66,043	—	—	—
Depreciation and amortization	13,852	17,236	5,289	825	6
Acquired in-process R&D	—	—	2,300	—	—
Other	—	—	839	487	—

Total operating expenses	98,323	153,204	28,174	5,452	154

Loss from operations	(36,358)	(113,056)	(14,365)	(4,757)	(118)
Interest income	833	371	126	21	—
Interest expense	(639)	(372)	(145)	(1)	—
Other, net	(381)	1,039	541	1,074	13

Loss before income taxes	(36,545)	(112,018)	(13,843)	(3,663)	(105)
Provision for (benefit from) income taxes	(1,114)	(296)	(1,943)	—	—

Loss from continuing operations	(35,431)	(111,722)	(11,900)	(3,663)	(105)
Discontinued operations, net (1)	5,519	(15,766)	(2,852)	(1,386)	(230)

Net loss	(29,912)	(127,488)	(14,752)	(5,049)	(335)

	ICx
	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Accretion on redeemable convertible preferred stock	8,402	9,480	5,562	—	—
Net income attributable to common stockholders	$(38,314)	$(136,968)	$(20,314)	$(5,049)	$(335)

Basic and diluted earnings per share	$(2.85)	$(14.94)	$(6.63)	$—	$—

Basic and diluted weighted average shares outstanding	13,425,549	9,166,761	3,064,756	—	—
Pro forma basic and diluted loss per share attributable to common stockholders (unaudited) (2)	$(1.03)	$(4.99)
Pro forma basic and diluted weighted average shares outstanding (unaudited) (2)	29,150,986	25,526,458

Consolidated Balance Sheet Data:
Cash and cash equivalents	$64,636	$7,236	$23,354	$1,493	$581
Working capital	95,454	27,312	24,072	1,100	1,405
Total assets	231,830	184,248	267,469	17,377	4,866
Long-term debt	246	449	508	—	17
Redeemable convertible preferred stock	—	197,732	151,831	—	—
Stockholders’ equity (deficit)	$198,404	$(51,507)	$77,811	$11,758	$3,023

(1)	In 2007 and 2006, we realized a $2.2 million gain and a $3.1 million gain, respectively, on the sale of substantially all of the assets of a non-strategic operation owned by Nomadics, Inc., that was acquired in August 2005. In December 2006, we adopted a plan for the sale of three companies that did not align with our overall strategic plans. In February, March and April 2007, we sold Nuvonyx Europe, Harbinger Technologies Group, Inc. and Nuvonyx, Inc., respectively, pursuant to this plan. Loss from discontinued operations was $1.3 million and $18.9 million in 2007 and 2006, respectively, which, in 2006, includes a $13.1 million impairment loss to write-down the carrying amounts of two of the discontinued companies to their estimated fair values less costs associated with the sale of the companies.
(2)	Gives effect to the conversion of our outstanding preferred stock to common stock on a one-for-one basis.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risk and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to these differences include, but are not limited to those identified below, and those discussed in the section entitled “Risk Factors” included elsewhere in this report.

Overview

We are a leader in the development and integration of advanced sensor technologies for homeland security, force protection and commercial applications. Our proprietary sensors detect and identify chemical, biological, radiological, nuclear and explosive threats, and deliver superior awareness and actionable intelligence for wide-area surveillance, intrusion detection and facility security. By leveraging our technical expertise, ICx pioneers the integration of these advanced sensors into effective security and commercial solutions. We were incorporated in 2003, and our business was primarily formed through the acquisition of 19 companies. As more fully described below, we sold the non-strategic operations of three of our companies in 2007 and one company in 2006. On October 1, 2007, we acquired PureTech Systems, Inc. (PureTech) for $3.25 million in cash in a business combination accounted for as a purchase. The results of operations of PureTech were consolidated into our results beginning October 1, 2007.

We operate our business in three reportable segments: Detection, Surveillance and Solutions. Our Detection segment develops products and conducts research and development in the areas of chemical, biological, radiation, nuclear and explosives detection. Our Surveillance segment provides products and services for perimeter security and wide area surveillance. Our Solutions segment integrates our technologies and products to provide single source solutions that address a broad range of customer specific security and surveillance needs.

Our direct customers include federal agencies such as the U.S. Department of Homeland Security, U.S. Customs & Border Protection (Border Patrol) and the Transportation Security Administration, as well as various state and local governments and agencies, including the New York Police Department and the Port of Long Beach. We also provide products, components and sub-systems to leading integrators in the security and defense industries who either resell our products or integrate them into comprehensive security installations for their end customers. The value-added-resellers and system integrators that we sell products to include The Boeing Company, Honeywell International, Inc., Northrop Grumman Corp., Raytheon Company, SAIC, Inc. and Thermo Fisher Scientific Inc. We also sell to military customers such as the U.S. Department of Defense, the U.S. Air Force, the U.S. Marines and the U.S. Army. We have also begun to expand our addressable markets by selling to private sector customers such as Federal Express Corporation, The Walt Disney Company and two international airports serving the city of Houston, Texas and surrounding communities. Due to the breadth and diverse nature of our product and technology portfolio and our ability to deliver solutions for a comprehensive range of critical security applications, the future success of our business is not dependent upon a single product, technology, customer or government program.

Our objective is to grow our business organically and through the acquisition of complementary companies. To achieve this objective, we plan to:

•	continue to develop and acquire next generation technologies to strengthen our technological leadership position;

•	continue converting our innovative technologies in our research and development pipeline into new products and platforms to pursue new market opportunities;

•	continue to provide integrated, single-source solutions that prevent a broad range of critical security threats;

•	continue to build and strengthen our direct sales force and expand our indirect channels to extend our geographic reach and market penetration;

•	leverage our existing intellectual property and infrastructure to expand our addressable markets and further accelerate our growth; and

•

grow our business, relationships and product offerings by acquiring select companies and assets that enhance our technology leadership, broaden our product offerings or expand our customer relationships.

Business Acquisitions

We were incorporated in 2003, and our business was primarily formed through the acquisition of 19 companies beginning in 2003. In 2007, we sold three of these companies. The following table includes information about our acquisitions.

Businesses Acquired (1)	Acquisition Dates
Detection Segment

GHC Technologies, Inc.	December 2006
Target Systemelectronic, GmbH	November 2005
Target Instruments, Inc.	November 2005
MesoSystems Technology, Inc.	November 2005
Griffin Analytical Technologies, Inc.	November 2005
Agentase, LLC	September 2005
Nomadics, Inc.	August 2005

Surveillance Segment

Sensor Technologies & Systems, Inc.	December 2005
IonOptics, Inc. (2)	October 2005 and January 2004
New Heights Manufacturing, Inc.	August 2005
Digital Infrared Imaging, Inc.	August 2005
Amphitech (3)	July 2005 and November 2003

Solutions Segment

Security 2000, Inc.	November 2006
360 Surveillance, Inc./PBA Engineering Ltd./Chilkoot Designs Ltd./Peter Boudreau Associates Ltd./Davidson Technologies (360/PBA)	December 2005

DAQ Electronics, Inc.	April 2005
PureTech Systems Inc.	October 2007

(1)	In February, March and April 2007, we sold Nuvonyx Europe, Harbinger Technologies Group, Inc. and Nuvonyx, Inc., respectively.
(2)	We acquired a portion of this company in 2004 and the remainder in 2005.
(3)	We acquired a portion of this company in 2003 and the remainder in 2005.

In connection with these business acquisitions we acquired approximately $57 million in amortizable intangible assets, which primarily include our core technology, customer relationships and firm contracts. The estimated lives of these intangible assets range from four to 10 years for core technology, one to five years for customer relationships and one year for firm contracts.

Key Business Metrics

We monitor a number of key metrics to help forecast growth, establish budgets, measure the effectiveness of our sales and marketing efforts, accelerate product development and measure operational effectiveness.

Product Revenue. We were incorporated in 2003, and our business was formed through the acquisition of 19 companies. Many of these businesses were in the early stages of transitioning advanced technologies into products, integrating solutions and developing marketing and sales strategies. Beginning in 2005, we began to develop a more comprehensive sales and marketing structure to support our business segments. A key measure of our success is product revenue growth. Because our financial statements present the results of operations of acquired businesses from the date of acquisition, during periods in which we have significant acquisitions, we monitor revenue growth by comparing current periods against pro forma results of operations as if we had acquired the businesses as of the beginning of the prior comparable periods.

Product Gross Profit. Our goal is to grow product gross profit to increase the profitability of our business. Because of the emerging stage of many of our products, gross profit has been inconsistent and unpredictable. Key factors affecting our gross profit are volume pricing, warranty costs, product mix, economies of scale and the ability to absorb fixed costs. Our ability to effectively monitor and manage these factors is important in attaining business profitability.

Research and Development. Our primary source of research and development funds is through direct contracts with the U.S. government and subcontracts with other commercial entities that contract with the U.S. government. We refer to this externally funded research and development as contract research and development. We also invest in research and development activities using our own internal funds in an effort to accelerate new and enhanced product offerings and to expand our technological leadership. We refer to this internally funded research and development as internal research and development. One of our key objectives is to expand our market share by continuing to convert advanced technologies into products and single source integrated solutions. Accordingly, we intend to continue our research and development activities through both contract research and development and internal research and development programs to advance our technologies and release new products and provide integrated solutions.

Description of Certain Factors Affecting our Revenue, Gross Profit and Operating Expenses

Product Revenue and Gross Profit. In our Detection segment, we primarily derive product revenue through the sale of our Fido explosive detectors, IdentiFINDER and Interceptor radiation detectors, AirSentinel bioaerosol sensors and our Griffin gas chromatography/mass spectrometry line of products. In our Surveillance segment, we primarily derive product revenue from the sale of our Cerberus and SkyWatch towers, our thermal imaging cameras, including DefendIR and Orion , our STS line of radar products and our infrared sensors product—MarkIR . In our Solutions segment, we primarily derive product revenue from the sale of our Cameleon advanced camera control systems, Cameleon ITS transportation management software, StarWatch security command and control software and Callisto, a non-security related product for process management of diverse supervisory control and data acquisition (SCADA) applications.

Our gross profit on product sales is primarily impacted by the relative mix of higher and lower margin products, the efficiency and scale of our manufacturing operations, the relative mix of direct sales to end customers and sales through original equipment manufacturers and other resellers, and the relative mix of products that are manufactured by us and those that are manufactured by third parties. We typically earn a higher gross profit on products that we sell directly to end customers and on products that we manufacture ourselves. Because of the emerging stage of many of our products and our plans for new product introductions, we anticipate that our gross profit may continue to be impacted in the future by fixed overhead costs related to the expansion of our manufacturing capacity. As a result of these factors, our product gross profit has been inconsistent and may continue to be inconsistent for the foreseeable future.

Contract Research and Development Revenue and Gross Profit. We earn contract research and development revenue by performing research and development primarily under contracts that we enter into directly with the U.S. government or as subcontractors to other commercial entities that contract with the U.S. government. Most of our research and development contracts are either based on our cost plus a fixed fee which is subject to a dollar cap, or are fixed price. We account for earnings under long-term contracts using the percentage-of-completion method of accounting. See “Critical Accounting Policies—Revenue Recognition—Contract Research and Development and Services.”

Gross profit on contract research and development revenue is primarily impacted by the mix of contract type and the estimates inherent in recognizing revenue using the percentage-of-completion method of accounting. Our fee, or profit, under cost plus fixed fee contracts is based on a percentage of contract spending and is subject to a cap. On a fixed price contract, we are generally only required to incur the costs necessary to complete the contract. The degree of accuracy in determining the costs to complete our deliverables may impact gross profit under both contract types.

Maintenance, Service and Other Revenue and Gross Profit. We derive maintenance, service and other revenue, in all of our segments, from training, installation and warranty contracts. Additionally, in our Solutions segment we derive revenue from project management and technology integration services. Most of our project management and integration service contracts are for a fixed price and revenue is recognized under the percentage of completion method. Revenue from training and installation contracts is recognized upon completion of services. Revenue under product maintenance and extended warranty contracts is generally recognized over the requisite service period. See “Critical Accounting Policies—Revenue Recognition—Maintenance, Service and Other.”

Gross profit under fixed price project management and integration service contracts is primarily impacted by the degree of accuracy in estimating the costs to complete our deliverables under those contracts. Because our product training, installation, maintenance and warranty contracts are generally based on standard services, we have historically recognized higher margins on those services than on our project management and integration services.

General and Administrative Expenses. General and administrative expenses represent the costs and expenses of managing and supporting our operations. We increased our general administrative expenses in 2007 and 2006 through the use of consultants and other professionals to complete certain accounting and legal functions. We also increased general and administrative expenses by hiring additional executive officers and advisors and in connection with our expansion into additional facilities. We believe that our general and administrative expenses will continue to increase due to additional legal and accounting fees we expect to incur as a public company and additional expenses related to compliance with the Sarbanes-Oxley Act of 2002 and other regulations. Such increase also will result from accounting support services, filing annual and quarterly reports with the Securities and Exchange Commission (SEC), investor relations, directors’ fees, directors’ and officers’ insurance and registrar and transfer agent fees. As a result, we believe that our general and administrative expenses for 2008 will significantly increase and that these increased expenses may affect the comparability of our financial statements with periods leading up to the completion of this offering. Beginning in 2009, and in the longer term, we expect our general and administrative expenses to decrease as a percentage of revenue.

Selling and Marketing Expenses. In 2007 and 2006, we increased our spending on sales, marketing and other related business development matters to support our early stage products and emerging technologies and to support anticipated future growth in our business. We anticipate our sales and marketing expense will continue to increase in future periods in connection with new product introductions and the overall expansion of our business.

Research and Development. In addition to external funding we receive and record as revenue from the U.S. government and other commercial entities for contract research and development activities, we also invest in research and development activities using our own internal funds in an effort to provide additional means for accelerating the development of new and enhanced product offerings and to expand our technological leadership. The costs of our internally funded research and development are included in our operating expenses. In 2007 and 2006, we increased our spending on internally funded research and development activities and the integration of products and technologies among our reportable segments. One of our key objectives is to expand our market share by continuing to convert advanced technologies into products and single source integrated solutions. Accordingly, we anticipate our research and development expense will increase in future periods.

Results of Operations—Comparison of December 31, 2007 and 2006

Total Company Comparison

	Year Ended December 31,
	2007	2006
	(dollars in thousands)
Product revenue	$90,917	$59,341
Gross profit %	52.7%	47.2%
Contract research and development revenue	31,001	25,694
Gross profit %	32.4%	38.4%
Maintenance, service and other revenues	14,244	5,125
Gross profit %	28.0%	44.5%

Total revenue	$136,162	$90,160

Gross profit %	45.5%	44.5%

Operating loss excluding goodwill impairment, depreciation and amortization	$(22,506)	$(29,777)
Goodwill impairment	—	66,043
Depreciation and amortization	13,852	17,236

Operating loss	$(36,358)	$(113,056)

Loss from continuing operations	$(35,431)	$(111,722)
Loss from discontinued operations, net	(1,302)	(18,903)
Gain on sale of discontinued operations, net	6,821	3,137

Net loss	$(29,912)	$(127,488)

Product Revenue and Gross Profit. Product revenue increased $31.6 million, or 53%, to $90.9 million in 2007 from $59.3 million in 2006. Approximately 86% of this increase, or $27.2 million, resulted from increased sales of new and enhanced products in our Detection segment. Gross profit as a percentage of product revenue was 52.7% and 47.2% in 2007 and 2006, respectively. Gross profit increased in 2007 primarily because a greater portion of our revenue was derived from the sale of Detection products on which we generally earn higher gross profit due to the advanced technological nature of those products.

Contract Research and Development Revenue and Gross Profit. Contract research and development revenue increased $5.3 million, or 21%, to $31.0 million in 2007 from $25.7 million in 2006. This increase was primarily related to additional contract research and development revenue contributed by a company we acquired in December 2006. Gross profit as a percentage of contract research and development revenue was 32.4% and 38.4% in 2007 and 2006, respectively. Our gross profit was lower in 2007 in part because in 2006 we received funding related to a contract for which we had already incurred substantially all of our costs, thereby increasing our gross profit with respect to this contract, and we did not receive similar funding in 2007. In addition, our gross profit was lower in 2007 because we voluntarily adjusted our rates on certain contracts which resulted in lower gross margins in 2007.

Maintenance, Service and Other Revenue and Gross Profit. Maintenance, service and other revenue increased $9.1 million, or 178%, to $14.2 million in 2007 from $5.1 million in 2006. Maintenance, service and other revenue in our Solutions segment accounted for approximately 71%, or $6.7 million, of the increase, of which 34%, or $2.3 million, was contributed by a company we acquired in October 2006 and the remaining increase related primarily to new project management and integration contracts in connection with intelligent transportation systems and video networking and surveillance. Gross profit as a percentage of maintenance, service and other revenue was 28.0% and 44.5% in 2007 and 2006, respectively. Gross profit decreased in 2007 because a greater proportion of our revenue in 2007 was derived from lower margin project management, integration and installation services compared to 2006 in which a greater proportion of our revenue was derived from higher margin contract engineering and design services.

Goodwill Impairment. We incurred no goodwill impairment in 2007. In 2006, the estimated fair value of certain of our reporting units was less than book value of those units resulting in goodwill impairment of $66.0 million. Substantially all of our businesses were acquired in the final six months of 2005 and primarily include businesses with emerging technologies and products. Because we do not have a long operating history and we are introducing new products with emerging technologies, the operating results of our reporting units are unpredictable. In 2006 we began investing in a management infrastructure for integrating the operations and products and technologies of our acquired businesses. In connection with this integration and planning process, we modified our business plans and revised our long term forecasts. These revisions often resulted in an extension of the time that may be required for new product introductions and included an increase in the amount of investment in internal research and development and sales and marketing costs that we believe will be required to continue to grow the business. The revised forecasts coupled with our sustained operating losses and negative cash flows were the primary factors that led to an impairment charge in 2006.

Depreciation and Amortization. Depreciation and amortization decreased $3.4 million, or 20%, to $13.9 million in 2007 compared to $17.2 million in 2006 primarily due to certain customer relationships and firm contracts becoming fully amortized in 2006. Approximately 86% and 91% of the depreciation and amortization of $13.9 million and $17.2 million in 2007 and 2006, respectively, was comprised of amortization of our identifiable intangibles, the majority of which was recorded at the time that the our businesses were acquired in 2005.

Operating Loss Excluding Goodwill Impairment and Depreciation and Amortization. Operating loss decreased $76.7 million, or 68%, to $36.4 million in 2007 from $113.1 million in 2006. Operating loss excluding goodwill impairment and depreciation and amortization is a non-GAAP financial measure that is derived by reducing our operating loss by goodwill impairment and depreciation and amortization. The goodwill impairment and depreciation and amortization primarily represent costs associated with our business acquisitions that do not correspond to an outlay of current and future cash flow. Accordingly, we believe operating loss excluding goodwill impairment and depreciation and amortization is a more meaningful measure of our recurring operations and an indicator of our working capital requirements. Operating loss excluding goodwill impairment and depreciation and amortization decreased $7.3 million, or 24%, to $22.5 million in 2007 from $29.8 million in 2006.

Loss from Continuing Operations. Our loss from continuing operations decreased $76.3 million, or 68%, to $35.4 million in 2007 from $111.7 million in 2006. The decrease was primarily due to a $66.0 million goodwill impairment loss included in our results for 2006. Additionally, our $46.0 million increase in revenue in 2007 contributed to the decrease in loss from continuing operations. The positive impact from the increase in revenue was partially offset by increased spending on internal research and development programs, selling and marketing activities and our expansion into new facilities. We increased spending in these areas in an effort to introduce new products and to integrate our products and technologies into broader integrated solutions.

Discontinued Operations. In December 2006, we adopted a plan for the sale of three companies that did not align with our overall strategic plans. We completed two of the sales in the first quarter of 2007 and the third sale during the second quarter of 2007. In 2007, our loss from discontinued operations was $1.3 million compared to

$18.9 million in 2006. The $17.6 million, or 93%, decrease in loss from discontinued operations primarily related to the sale of these businesses during the first half of 2007. We also realized a gain on the sale of discontinued operations of $6.8 million related to the sale of businesses in 2007 and a gain of $3.1 million on the sale of one business in 2006.

Net Loss. Net loss decreased $97.6 million, or 77%, to $29.9 million in 2007 from $127.5 million in 2006. The decrease was primarily due to a $66.0 million goodwill impairment loss included in our results for 2006. Additionally, our $46.0 million increase in revenue during 2007 also contributed to a decrease in our net loss. The positive impact from the increase in revenue was partially offset by increased spending on internal research and development projects, selling and marketing activities and our expansion into new facilities. We increased spending in these areas in an effort to introduce new products and to integrate our products and technologies into broader solutions.

Reportable Segments

We operate our business in three reportable segments: Detection, Surveillance and Solutions. Our Detection segment develops products and conducts research and development in the areas of chemical, biological, radiation, nuclear and explosives detection. Our Surveillance segment provides products and services for perimeter security and wide area surveillance. Our Solutions segment integrates our technologies and products to provide single source solutions that address a broad range of customer specific security and surveillance needs.

Detection Segment—Comparison of the Years Ended December 31, 2007 and 2006

In our Detection segment, we develop products and conduct research in the areas of chemical, biological, radiation, nuclear and explosives detection. Product revenue is primarily derived from the sale of our Fido explosive detectors, Identifinder and Interceptor radiation detectors, AirSentinel bioaerosol sensors and our Griffin gas chromatography/mass spectrometry line of products. Contract research and development revenue is primarily derived from direct contracts with the U.S. government and subcontracts with other commercial entities that contract with the U.S. government. The Detection segment was formed through the acquisition of six companies in 2005 and one company in 2006.

	Years Ended December 31,
	2007	2006
	(dollars in thousands)
Revenue and gross profit %
Product revenue	$48,819	$21,538
Gross profit %	55.6%	47.8%
Contract research and development revenue	$27,427	$21,698
Gross profit %	31.2%	37.7%
Maintenance, service and other revenue	$913	$(13)

Total revenue	$77,159	$43,223

Gross profit %	45.8%	42.9%

Operating loss	$(1,491)	$(46,210)

Product Revenue and Gross Profit. Product revenue increased $27.3 million, or 127%, to $48.8 million in 2007 from $21.5 million in 2006 primarily resulting from the introduction of new and enhanced products. Gross profit as a percentage of product sales increased from 47.8% in 2006 to 55.6% in 2007 primarily due to increased revenue from the sale of more advanced technological products on which we earn higher gross profit. We also improved absorption of our overhead costs on a per unit basis due to increased manufacturing volume.

Contract Research and Development Revenue and Gross Profit. Contract research and development revenue increased $5.7 million, or 26%, to $27.4 million in 2007 from $21.7 million in 2006. A business that we acquired in December 2006 accounted for an increase of $8.4 million in contract research and development revenue during 2007. This increase was offset by a decrease in contract research and development revenue throughout the segment due to more resources being allocated to internally funded research and development projects during 2007 compared to 2006. Our gross profit as a percentage of contract research and development revenue decreased from 37.7% in 2006 to 31.2% in 2007 primarily due to changes in estimates related to the completion of certain contracts, and funding received in 2006 related to a contract for which we had already incurred substantially all of our costs, thereby increasing our gross profit with respect to this contract in 2006. We also voluntarily adjusted our rates on certain contracts which resulted in lower gross margins in 2007.

Operating Loss. Operating loss decreased $44.7 million, or 97%, to $1.5 million in 2007 from $46.2 million in 2006. In 2006, our operating loss included $33.8 million of goodwill impairment. Operating loss excluding goodwill impairment decreased $10.9 million, or 88%, to $1.4 million in 2007 from $12.4 million in 2006. Revenue growth of $33.9 million and a $16.8 million increase in gross profit from $18.6 million in 2006 to $35.4 million in 2007 was the primary reason for the decrease in operating loss excluding goodwill impairment. The reduction in losses resulting from improved gross profit was partially offset by a $6.0 million increase in operating expenses in 2007 related to additional spending on internal research and development projects intended to accelerate the release of our new and enhanced gas chromatography/mass spectrometry line of products, the hiring of additional personnel to support direct sales of new and existing products, and a full year of general and administrative expenses for a business we acquired in December of 2006.

Surveillance Segment—Comparison of the Years Ended December 31, 2007 and 2006

The Surveillance segment provides products and services for perimeter security and wide area surveillance. Product revenue is derived from the sale of our Cerberus and SkyWatch towers, our thermal imaging cameras, including DefendIR and Orion , our STS line of radar products and our infrared sensors product—MarkIR . Contract research and development revenue is primarily derived from direct contracts with the U.S. government and subcontracts with other commercial entities that contract with the U.S. government. Maintenance, service and other revenue is primarily derived from training, installation and warranty contracts. The Surveillance segment was formed through the acquisition of one company in 2003, one company in 2004 and three companies in 2005.

	Years Ended December 31,
	2007	2006
	(dollars in thousands)
Revenue and gross profit %
Product revenue	$34,339	$27,048
Gross profit %	49.1%	48.4%
Contract research and development revenue	$3,574	$3,996
Gross profit %	41.7%	41.8%
Maintenance, service and other revenue	$2,405	$946

Total revenue	$40,318	$31,990

Gross profit %	48.1%	47.1%

Operating loss	$(6,761)	$(35,713)

Product Revenue and Gross Profit. Product revenue increased $7.2 million, or 27%, to $34.3 million in 2007 from $27.0 million in 2006 primarily due to increased sales of our SkyWatch, Cerberus and thermal imaging cameras. Gross profit as a percentage of product revenue was 49.1% and 48.4% in 2007 and 2006, respectively. Even though a higher percentage of our product sales were derived from lower margin SkyWatch and Cerberus products in 2007, we achieved efficiencies in our manufacturing of those products due to increased volume. Additionally, a lower percentage of our product revenue was derived from the sale of products manufactured by third party contract manufacturers. Approximately 30% of our product revenue in 2006 was derived from the sales of products that were manufactured by third party contract manufacturers compared to 20% in 2007. Gross profit on products that are manufactured by third parties is typically lower than gross profit on products that we manufacture ourselves.

Contract Research and Development Revenue and Gross Profit. Contract research and development revenue decreased $0.4 million, or 11%, to $3.6 million in 2007 from $4.0 million in 2006 primarily due to the completion of contracts in 2006. Gross profit as a percentage of contract research and development revenue was 41.7% and 41.8% in 2007 and 2006, respectively.

Operating Loss. Operating loss decreased $28.9 million, or 81%, to $6.8 million in 2007 from $35.7 million in 2006. In 2006, our operating loss included $25.0 million of goodwill impairment. Operating loss excluding goodwill impairment decreased $3.9 million, or 37%, to $6.8 million in 2007 from $10.7 million in 2006. Revenue growth of $8.3 million and a $4.3 million increase in gross profit from $15.0 million in 2006 to $19.4 million in 2007 was the primary reason for the decrease in operating loss excluding goodwill impairment.

Solutions Segment—Comparison of the Years Ended December 31, 2007 and 2006

The Solutions segment sells products and integrates our technologies and product portfolio to provide single source solutions that address a broad range of customer specific security and surveillance needs. Product revenue is primarily derived from the sale of our Cameleon advanced camera control systems, Cameleon ITS transportation management software, StarWatch security command and control software and Callisto, a non-security related product for process management of diverse SCADA applications. Maintenance, service and other revenue is primarily derived from project management services for the integration of technologies, product training and installation, software maintenance and extended warranty contracts. The Solutions segment was formed through the acquisition of one company in 2007, one company in 2006 and three companies in 2005.

	Years Ended December 31,
	2007	2006
	(dollars in thousands)
Revenue and gross profit %
Product revenue	$7,759	$10,755
Gross profit %	50.7%	43.1%
Maintenance, service and other revenue	$10,925	$4,192
Gross profit %	30.1%	46.0%

Total revenue	$18,684	$14,947

Gross profit %	38.7%	43.9%

Operating loss	$(6,908)	$(11,743)

Product Revenue and Gross Profit. Product revenue decreased $3.0 million, or 28%, to $7.8 million in 2007 from $10.8 million in 2006 primarily due to a delay in approval for supplemental funding under the ICIDS military program. Gross profit as a percentage of product revenue was 50.7% and 43.1% in 2007 and 2006, respectively. This increase in gross profit is primarily attributable to product mix.

Maintenance, Service and Other Revenue and Gross Profit. Maintenance, service and other revenue increased $6.7 million, or 161%, to $10.9 million in 2007 from $4.2 million in 2006. Approximately 34% of the increase, or $2.3 million, was attributable to maintenance, service and other revenue included in 2007 contributed by a business that we acquired in October 2006. The remaining increase primarily resulted from new contracts for the project management and integration of technologies for intelligent transportation systems. Gross profit on maintenance, service and other revenue was 30.1% and 46.0% in 2007 and 2006, respectively. Gross profit decreased because a greater proportion of our revenue in 2007 was derived from lower margin project management, integration and installation services as compared to 2006 in which a greater proportion of our revenue was derived from higher margin contract engineering and design services.

Operating Loss. Operating loss decreased $4.8 million, or 41%, to $6.9 million in 2007 from $11.7 million in 2006. In 2006, our operating loss included $7.2 million of goodwill impairment. Operating loss excluding goodwill impairment increased $2.4 million, or 53%, to $6.9 million in 2007 from $4.5 million in 2006. The increase in operating loss resulted from a $3.0 million increase in operating expenses, excluding goodwill impairment, which primarily resulted from idle facility costs due to a delay in approval for supplemental funding under the ICIDS military program offset by an increase in gross profit of $0.6 million related to increased revenues.

Results of Operations—Comparison of the Years Ended December 31, 2006 and 2005

Total Company Comparison

	Year Ended December 31,
	2006	2005
	(dollars in thousands)
Product revenue	$59,341	$20,439
Gross profit %	47.2%	45.2%
Contract research and development revenue	25,694	10,436
Gross profit %	38.4%	41.2%
Maintenance, service and other revenues	5,125	525
Gross profit %	44.5%	52.0%

Total revenue	$90,160	$31,400

Gross profit %	44.5%	44.0%

Operating loss excluding goodwill impairment, depreciation and amortization	$(29,777)	$(9,076)
Goodwill impairment	66,043	—
Depreciation and amortization	17,236	5,289

Operating loss	$(113,056)	$(14,365)

Loss from continuing operations	$(111,722)	$(11,900)
Loss from discontinued operations, net	(18,903)	(2,852)
Gain on sale of discontinued operations, net	3,137	—

Net loss	$(127,488)	$(14,752)

Product Revenue and Gross Profit. Product revenue increased $38.9 million, or 191%, to $59.3 million in 2006 from $20.4 million in 2005. The increase in revenue was principally related to business acquisitions that occurred in the final six months of 2005. Gross profit as a percentage of product revenue was 47.2% and 45.2% in 2006 and 2005, respectively. Product mix, business acquisitions and the scale and efficiency of our manufacturing operations have the most significant impact on gross profit.

Contract Research and Development Revenue and Gross Profit. Contract research and development revenue increased $15.3 million, or 146%, to $25.7 million in 2006 from $10.4 million in 2005. The increase in contract research and development revenue was principally related to business acquisitions that primarily occurred in the last six months of 2005. Gross profit as a percentage of contract research and development revenue was 38.4% and 41.2% in 2006 and 2005, respectively. Contract research and development gross profit varied according to the mix of contract types and changes in estimates of the costs to complete those contracts.

Maintenance, Service and Other Revenue and Gross Profit. Maintenance, service and other revenue increased $4.6 million, or 876%, to $5.1 million in 2006 from $0.5 million in 2005. The increase in revenue was principally related to business acquisitions that primarily occurred in the last six months of 2005. Gross profit as a percentage of maintenance, service and other revenue was 44.5% and 52.0% in 2006 and 2005, respectively. The decrease is primarily due to a higher percentage of revenue derived from fixed price project management and integration service contracts in 2006 compared to more standard product maintenance, training and installation contracts in 2005.

Goodwill Impairment. In 2006, the estimated fair value of certain of our reporting units was less than book value of those units resulting in goodwill impairment of $66.0 million. Substantially all of our businesses were acquired in the final six months of 2005 and primarily include businesses with emerging technologies and products. Because we do not have a long operating history and we are introducing new products with emerging technologies, the operating results of our reporting units are unpredictable. In 2006 we began investing in a management infrastructure for integrating the operations and products and technologies of our acquired businesses. In connection with this integration and planning process, we modified our business plans and revised our long term forecasts. These revisions often resulted in an extension of the time that may be required for new product introductions and included an increase in the amount of investment in internal research and development and sales and marketing costs that we believe will be required to continue to grow the business. The revised forecasts coupled with our sustained operating losses and negative cash flows were the primary factors that led to an impairment charge in 2006.

Depreciation and Amortization. Approximately 91% and 84% of the depreciation and amortization of $17.2 million and $5.3 million in 2006 and 2005, respectively, were comprised of amortization of our identifiable intangibles related to our business acquisitions in 2005.

Operating Loss. Operating loss increased $98.7 million, or 687%, to $113.1 million in 2006 from $14.4 million in 2005. The acquisition of businesses, the majority of which occurred in the last six months of 2005, was the primary reason that operating losses increased in both 2006 and 2005. In addition, a goodwill impairment charge of $66.0 million resulted in an increased operating loss in 2006.

Operating Loss Excluding Goodwill Impairment and Depreciation and Amortization. Operating loss increased $98.7 million, or 687%, to $113.1 million in 2006 from $14.4 million in 2005. Operating loss excluding goodwill impairment and depreciation and amortization is a non-GAAP financial measure that is derived by reducing our operating loss by goodwill impairment and depreciation and amortization. The goodwill impairment and depreciation and amortization primarily represent costs associated with our business acquisitions that do not correspond to an outlay of current and future cash flow. Accordingly, we believe operating loss excluding goodwill impairment and depreciation and amortization is a more meaningful measure of our recurring operations and an indicator of our working capital requirements.

Operating loss excluding goodwill impairment and depreciation and amortization increased $20.7 million, or 228%, to $29.8 million in 2006 from $9.1 million in 2005. Our business acquisitions, the majority of which occurred in the final six months of 2005, were the primary reason for the increases in 2006.

Discontinued Operations. In August 2006, we realized a $3.1 million gain on the sale of substantially all of the assets of a subdivision in our Detection segment. In December 2006, we adopted a plan for the sale of three businesses that did not align with our overall strategic plans. Loss from discontinued operations was $18.9 million in 2006 and included a $13.1 million impairment loss to write-down the carrying amounts of two of our discontinued businesses to their fair values less costs associated with the sale of the businesses. We completed these sales in 2007.

Net Loss. Net loss increased $112.7 million, or 764%, to $127.5 million in 2006 from $14.8 million in 2005. The acquisition of businesses, the majority of which occurred in the final six months of 2005, was the primary reason that net loss increased in 2006. In addition, a goodwill impairment charge of $66.0 million and our loss from discontinued operations of $18.9 million resulted in an increased net loss in 2006.

Detection Segment—Comparison of the Years Ended December 31, 2006 and 2005

	Year Ended December 31,
	2006	2005
	(dollars in thousands)
	(Actual)
Revenue and gross profit %
Product revenue	$21,538	$4,173
Gross profit %	47.8%	41.8%
Contract research and development revenue	$21,698	$7,146
Gross profit %	37.7%	39.2%
Maintenance, service and other revenue	$(13)	$9

Total revenue	$43,223	$11,328

Gross profit %	42.9%	40.2%

Operating loss	$(46,210)	$(1,333)

Product Revenue and Gross Profit. Product revenue increased $17.3 million, or 416%, to $21.5 million in 2006 from $4.2 million in 2005 primarily due to the acquisition of five businesses in our Detection segment in 2005 and the acquisition of one business in our Detection segment in 2006. Gross profit as a percentage of product revenue was 47.8% and 41.8% in 2006 and 2005, respectively. Gross profit on product sales was impacted by our business acquisitions and product mix.

Contract Research and Development Revenue and Gross Profit. Contract research and development revenue increased $14.6 million, or 204%, to $21.7 million in 2006 from $7.1 million in 2005 primarily due to the acquisition of five companies in our Detection segment in 2005 and the acquisition of one company in our Detection segment in 2006. Gross profit as a percentage of contract research and development revenue was 37.7% and 39.2% in 2006 and 2005, respectively.

Operating Loss. Operating loss increased $44.9 million, or 3,367%, to $46.2 million in 2006 from $1.3 million in 2005. In 2006, operating loss included a goodwill impairment loss of $33.8 million. Operating loss excluding the goodwill impairment increased $11.1 million, or 854%, to $12.4 million from $1.3 million in 2005 primarily due to the acquisition of five businesses in our Detection segment in 2005 and the acquisition of one business in our Detection segment in 2006.

Surveillance Segment—Comparison of the Years Ended December 31, 2006 and 2005

	Year Ended December 31,
	2006	2005
	(dollars in thousands)
Revenue and gross profit %
Product revenue	$27,048	$10,951
Gross profit %	48.4%	49.0%
Contract research and development revenue	$3,996	$3,290
Gross profit %	41.8%	45.6%
Maintenance, service and other revenue	$946	$336

Total revenue	$31,990	$14,577

Gross profit %	47.1%	47.7%

Operating loss	$(35,713)	$(1,722)

Product Revenue and Gross Profit. Product revenue increased $16.0 million, or 147%, to $27.0 million in 2006 from $11.0 million in 2005 primarily due to the acquisition of three companies in our Surveillance segment in 2005. Gross profit as a percentage of product revenue was 48.4% and 49.0% in 2006 and 2005, respectively.

Contract Research and Development Revenue and Gross Profit. Contract research and development revenue increased $0.7 million, or 21%, to $4.0 million in 2006 from $3.3 million in 2005 primarily due to the acquisition of three businesses in our Surveillance segment in 2005. On an Actual basis gross profit as a percentage of contract research and development revenue was 41.8% and 45.6 in 2006 and 2005, respectively.

Operating Loss. Operating loss increased $34.0 million, or 1,974%, to $35.7 million in 2006 from $1.7 million in 2005. Operating loss in 2006 included a goodwill impairment loss of $25.0 million. Excluding the goodwill impairment loss, our 2006 operating loss of $10.7 million increased $9.0 million, or 519%, from $1.7 million in 2005 primarily due to the acquisition of three businesses in our Surveillance segment in 2005.

Solutions Segment—Comparison of the Years Ended December 31, 2006 and 2005

	Year Ended December 31,
	2006	2005
	(dollars in thousands)
Revenue and gross profit %
Product revenue	$10,755	$5,315
Gross profit %	43.1%	40.0%
Maintenance, service and other revenue	$4,192	$180
Gross profit %	46.0%	100.0%

Total revenue	$14,947	$5,495

Gross profit %	43.9%	42.0%

Operating loss	$(11,743)	$(3,864)

Product Revenue and Gross Profit. Product revenue increased $5.5 million, or 102%, to $10.8 million in 2006 from $5.3 million in 2005 primarily due to the acquisition of three businesses in the Solutions segment in 2005 and the acquisition of one company in the Solutions segment in 2006.

Maintenance, Service and Other Revenue and Gross Profit. Maintenance, service and other revenue increased $4.0 million, or 2,229%, to $4.2 million in 2006 from $0.2 million in 2005 primarily due to the acquisition of two companies in the Solutions segment in 2005 and the securing of additional fixed price contracts related to intelligent transportation solutions by hiring managers and engineers with existing customer relationships in the transportation market.

Operating Loss. Operating loss increased $7.9 million, or 204%, to $11.7 million in 2006 from $3.9 million in 2005. Our 2006 operating loss included a goodwill impairment loss of $7.2 million. Excluding the goodwill impairment loss, our 2006 operating loss of $4.5 million increased $0.6 million, or 17%, from $3.9 million in 2005 primarily due to the acquisition of three businesses in the Solutions segment in 2005 and the acquisition of one business in the Solutions segment in 2006.

Reconciliation of Reportable Segment Operating Losses to the Consolidated Loss from Continuing Operations

The following tables provides a reconciliation of operating losses from reportable segments to our consolidated net loss from continuing operations for the years ended December 31, 2007, 2006, and 2005.

	Year Ended December 31,
	2007	2006	2005
	(dollars in thousands)
Reconciliation of segment operating losses to consolidated loss from continuing operations
Segment operating losses	$(15,160)	$(93,667)	$(6,918)
Unallocated general and administrative expenses	(20,966)	(19,360)	(6,063)
Unallocated depreciation and amortization expenses	(231)	(29)	(545)
Interest expense	833	371	126
Interest income	(639)	(372)	(145)
Loss in equity investees	—	—	(839)
Other nonoperating gains (losses), net	(382)	1,040	(98)
Minority interest in subsidiaries’ losses	—	—	(639)
Income tax expense (benefit)	(1,114)	(295)	(1,943)

Consolidated loss from continuing operations	$(35,431)	$(111,722)	$(11,900)

We began incurring significant unallocated general administrative expenses in August 2005 in an effort to begin to centralize and build an operating infrastructure to support our acquired businesses. Our unallocated general administrative expenses primarily include personnel costs for executive and senior management, corporate accounting and finance, facilities’ costs, professional fees for audit, tax, legal and other professional services, board of director and advisory board fees, travel, supplies and communication related expenses. Unallocated corporate costs included $0.4 million, $0.4 million, and $1.2 million for the years ended December 31, 2007, 2006 and 2005, respectively, for fees paid to Wexford, our majority stockholder, pursuant to an administrative services agreement.

Liquidity and Capital Resources

As of December 31, 2007, our principal sources of liquidity were cash and cash equivalents of $64.6 million and accounts receivable of $30.7 million.

Our primary sources of cash historically have been proceeds from the issuance of convertible preferred stock, customer payments for our products and services, lines of credit and short term loans and proceeds from the sale of businesses. In November 2007, we completed an initial public offering and raised net proceeds of $72.7 million after deducting underwriting discounts and commissions of $5.6 million and offering expenses of $1.7 million. We were incorporated in 2003 and have primarily grown our business organically and through the acquisition of 19 companies, most of which were completed in the final six months of 2005. Many of the acquired businesses have early stage products and/or emerging products and engage in research and development activities that are funded both through external government contracts and internal resources.

During 2007 and 2006, we began to increase our investment in sales, marketing and other related business development structures to support our early stage products and emerging technologies. Additionally, we increased our investment in internally funded research and development activities and the integration of products and technologies among our operating units. We also increased our general administrative expenses in 2007 and 2006 through the use of consultants and other professionals to complete certain accounting and legal functions. Consequently, our cumulative net losses, which amounted to approximately $177.5 million at December 31, 2007, were expected based on the nature of our business, the early stage of our products and technologies and our ongoing research and development activities.

In the future we may enter into acquisition agreements for complementary businesses that would require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

The following table shows our cash and cash equivalents and working capital as of December 31, 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005
	(dollars in thousands)
Cash and cash equivalents	$64,636	$7,236	$23,354
Working capital	$95,454	$27,312	$24,072

The following table shows our cash flows from operating, investing and financing activities for the years ended December 31, 2007, 2006, and 2005.

	Year Ended December 31,
	2007	2006	2005
	(dollars in thousands)
Summary of cash flow:
Cash flows used in operating activities	$(29,277)	$(43,188)	$(9,998)
Cash flows provided by (used in) investing activities	15,505	(4,675)	(92,181)
Cash flows provided by financing activities	71,161	31,450	124,041
Effect of foreign exchange rate on cash	11	295	—

Consolidated net change in cash and cash equivalents	$57,400	$(16,118)	$21,862

Cash Flows from Operating Activities. Our cash flows from operating activities are significantly influenced by spending required to support the growth of our business in areas such as research and development, sales and marketing, facilities’ expansion and certain general and administrative costs. Our operating cash flows are also influenced by our working capital needs to support growth and fluctuations in inventory, accounts receivable, accounts payable and other current assets and liabilities. The concentration of business with the U.S. government also impacts operating cash flow, particularly for fixed price contracts in which revenue recognition under the percentage of completion method may not coincide with billing. Cash flow used in operating activities decreased $13.9 million, or 32.6%, to $29.3 million for 2007 from $43.2 million for 2006. The decrease is primarily the result of reduced net losses.

Cash Flows from Investing Activities. Cash flows from investing activities primarily relate to business acquisitions and dispositions and capital expenditures. In 2007, cash flows from investing activities included $23.9 million of cash proceeds from the sale of these businesses offset by $5.2 million in capital expenditures. In 2006, cash flows from investing activities included $4.3 million of cash proceeds from the sale of businesses offset by $4.8 million in capital expenditures. In 2005, cash flows used in investing activities included $90.4 million for the cash portion of our business acquisitions and $1.8 million in capital expenditures. Capital expenditures for all periods presented primarily pertain to the expansion of facilities, computer equipment and manufacturing and lab equipment. In 2007, capital expenditures also included costs associated with the implementation of an enterprise software system throughout the Company.

Cash Flows from Financing Activities. In 2007, cash flows from financing activities included $71.9 of net proceeds from our initial public offering. In 2007, 2006 and 2005, cash flows from financing activities also included proceeds from issuance of our Series A, and the issuance and repayment of our lines of credit, notes payable and long-term debt. In 2007, 2006 and 2005, we issued $3.5 million, $32.0 million and $122.1 million of Series A, respectively, which was used for working capital purposes and business acquisitions. Debt issuances, net of repayments, in 2007, 2006 and 2005 were $2.6 million, $0.8 million and $3.4 million, respectively. In the first quarter of 2007, our debt proceeds included a $3.0 million bridge loan from Wexford to be used for working capital purposes. The $3.0 million bridge loan from Wexford was repaid during the second quarter of 2007. In the third quarter of 2007, our debt proceeds included a $7.0 million bridge loan from an affiliate of Wexford to be used for working capital purposes and for our acquisition of PureTech in October 2007. The $7.0 million bridge loan from Wexford was repaid during the fourth quarter of 2007, along with $0.1 million of accrued interest. Additionally, we paid subsidiary debt totaling approximately $1.5 million in full following the IPO. In 2005, financing cash flows included $5.0 million of cash contributions from Wexford affiliates to be used for business combinations.

Contractual Obligations

The following table is a summary of our contractual obligations as of December 31, 2007:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
	(dollars in thousands)
Contractual obligations
Long-term debt, including current portion	$363	$117	$169	$74	$3
Operating lease obligations	13,987	4,250	5,917	1,907	1,913
Payments due for prior business combinations	2,617	2,617	—	—	—

Total contractual obligations	$16,967	$6,984	$6,086	$1,981	$1,916

In July 2007 we entered into a new operating lease agreement for our corporate headquarters. Payments due for prior business combinations represent cash amounts payable related to our 2006 business combinations.

Other Notes Payable, Lines of Credit and Long-Term Debt. At December 31, 2007, we had $0.4 million outstanding under promissory notes bearing interest at rates ranging from 2.90% to 7.99%. The principal and interest payments are made on a monthly basis. The notes are secured by assets of certain of our subsidiaries In connection with one of our 2006 acquisitions, we issued a $0.3 million note payable as partial consideration. The note bore interest at 8% and was paid in full during 2007.

Certain of our businesses have operating lines of credit with banks in which borrowing is generally collateralized by and based on a percentage of certain eligible accounts receivable, inventory and/or property and equipment. Interest is based on prime or, in some cases, percentage points above prime. The aggregate maximum borrowing amount under those agreements is $3.0 million. At December 31, 2007, we had $0.1 million outstanding under those agreements.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires us to make assumptions and prepare estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and revenues and expenses. We base our estimates on historical experience and various other assumptions that we believe are reasonable; however, actual results may differ. See note 1 to our consolidated financial statements contained elsewhere in this report for a discussion of our significant accounting policies.

Revenue Recognition—Products. The majority of our revenue is derived from the sale of our products. We recognize revenue from product sales at the time the product is shipped, title and risk have passed to the customer and collection from the customer is reasonably assured.

Revenue Recognition—Contract Research and Development and Services. We follow the guidelines of American Institute of Certified Public Accountants (AICPA) Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts , for our contract research and development and contract service revenue. We account for sales and earnings under long-term contracts using the percentage-of-completion method of accounting. Under the percentage-of-completion method, we recognize revenue as the work progresses—either as the products are produced and delivered or as services are rendered, as applicable. We estimate profit as the difference between total estimated revenue and total estimated cost of a contract and recognize that profit over the remaining life of the contract based on either input (e.g., costs incurred) or output (e.g., units delivered) measures, as appropriate. If a revised estimate of contract profitability reveals an anticipated loss on the contract, we recognize the loss in the period it is identified.

The percentage-of-completion method of accounting involves the use of various estimating techniques to project costs at completion, and in some cases includes estimates of recoveries asserted against the customer for changes in specifications. Contract estimates involve various assumptions and projections relative to the outcome of future events over a period of several months or years, including future labor productivity and availability, the nature and complexity of the work to be performed, the cost and availability of materials, the impact of delayed performance, the availability and timing of funding from the customer and the timing of product deliveries. These estimates are based on our best judgment. A significant change in one or more of these estimates could affect the profitability of one or more of our contracts. We principally use hours of work and contract milestones to measure the progress of contract completeness. Certain contracts provide for billings and/or payments that may not coincide with revenue recognition. To the extent that customer billings or payments are in excess of revenues, we record the excess as deferred revenue. To the extent that we recognize revenue under the percentage of completion method prior to billings as defined in the contracts, we record such amounts as unbilled revenue, and we expect them to be collected within one year of recognition. Substantially all of the unbilled revenue is due from various agencies of the U.S. government.

We review our contract estimates monthly to assess revisions in contract values and estimated costs at completion and reflect changes in estimates in the current and future periods under the reallocation method.

Revenue Recognition—Maintenance, Service and Other. Maintenance, service and other revenue is primarily derived from project management and technology integration services, product training and installation and software maintenance and extended warranty contracts. We recognize revenue from project management and integration services using the percentage of completion method described above. We recognize revenue from product training and installation services when the services are provided. We generally recognize revenue for software maintenance and extended warranty contracts on a straight-line basis over the life of the contract. We recognize software revenue under the provisions of the Accounting Standards Executive Committee’s Statement of Position 97-2 (SOP 97-2), Software Revenue Recognition (as amended by SOP 98-9) . Under the terms of SOPs 97-2 and 98-9, companies are required to defer all revenue from multiple-element software arrangements if sufficient vendor specific objective evidence does not exist for the allocation of revenue to the various elements of the arrangement. As a result, we recognize any revenue on multi-year software license agreements ratably over the life of the arrangement.

Goodwill and Identifiable Intangible Assets. In accordance with SFAS No. 141, Business Combinations (SFAS 141), we allocate the cost of business acquisitions to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition (commonly referred to as the purchase price allocation). As part of the purchase price allocations for our business acquisitions, identifiable intangible assets are recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are capable of being separated or divided from the acquired business and sold, transferred, licensed, rented or exchanged. However, in accordance with SFAS 141, we do not recognize any intangible assets apart from goodwill for the assembled workforces of our business acquisitions.

A significant component of the businesses we have acquired historically is the presence of advanced security products and technologies that the business has developed. The most significant identifiable intangible asset that we have separately recognized in accordance with SFAS 141 is core technologies. Our intellectual property and proprietary rights for these core technologies are typically protected through a combination of patents, copyrights, trademarks, service marks, trade secrets, confidentiality provisions and licensing arrangements. The fair value for core technologies is determined, as of the date of acquisition, using the “Relief from Royalty Method,” an approach commonly used in valuing intangible assets. The basic tenet of the “Relief from Royalty Method” is that without ownership of the subject intangible asset, the user of that intangible asset would have to make a stream of payments to the owner of the asset in return for the rights to use that asset. By acquiring the intangible asset, the user avoids these payments. The valuation of the core technologies takes into consideration the percentage of forecasted revenues directly attributable to the underlying core/developed technologies. The royalty rate was selected based on consideration of several factors including external research, industry practices and margin considerations. Also factoring into the valuations of core technologies are the estimated technological useful lives of the products that use the technologies and the present value of future cash flows. The discount rates used to determine the present value of future cash flows is based on consideration of the weighted average cost of capital and internal rates of return as well as the risk and return characteristics of the core technologies.

Customer contractual relationships also constitute a significant portion of identifiable intangible assets recognized in accordance with SFAS 141. All of our contractual relationships are established through written customer contracts (revenue arrangements). The fair value for customer contractual relationships is determined, as of the date of acquisition, based on estimates and judgments regarding expectations for the estimated future after-tax earnings and cash flows (including cash flows from working capital) arising from the follow-on sales on contract (revenue arrangement) renewals expected from customer contractual relationships over their estimated lives, including the probability of expected future contract renewals and sales, less a contributory asset charge, all of which is discounted to present value.

The value assigned to goodwill equals the amount of the purchase price of the business acquired in excess of the sum of the amounts assigned to identifiable acquired assets, both tangible and intangible, less liabilities assumed. At December 31, 2007, we had goodwill of $66.1 million and identifiable intangible assets, net of accumulated amortization, of $27.7 million.

Intangible assets are amortized over their respective estimated useful lives ranging from one to ten years. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to our future cash flows rather than the period of time that it would take us to internally develop an intangible asset that would provide similar benefits. The estimate of the useful lives of our intangible asset is based on an analysis of all pertinent factors, in particular:

•	the expected use of the asset by the entity;

•	the expected useful life of another asset or group of assets to which the useful life of the intangible asset may relate;

•	any legal, regulatory or contractual provisions that may limit the useful life;

•

any legal, regulatory, or contractual provisions that enable renewal or extension of the asset’s legal of contractual life without substantial cost (provided there is evidence to support renewal or extension and renewal or extension can be accomplished without material modifications of the existing terms and conditions);

•

the effects of obsolescence, demand, competition and other economic factors (such as the stability of the industry, known technological advances, legislative action that results in an uncertain or changing regulatory environment, and expected changes in distribution channels); and

•

the level of regular maintenance expenditures (but not enhancements) required to obtain the expected future cash flows from the asset (for example, a material level of required maintenance in relation to the carrying amount of the asset may suggest a limited useful life).

If no legal, regulatory, contractual, competitive, economic, or other factors limit the useful life of an intangible asset, the useful life of the asset is considered to be indefinite. The term indefinite does not mean infinite. An intangible asset with a finite useful life is amortized over that useful life; an intangible asset with an indefinite useful life is not amortized. We have no intangible assets with indefinite useful lives. Under U.S. generally accepted accounting principles (GAAP), goodwill is not amortized.

We review goodwill and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and also review goodwill annually in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 142 requires that goodwill be tested, at a minimum, annually for each reporting unit using a two-step process. A reporting unit is an operating segment, as defined in paragraph 10 of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information , or a component of an operating segment. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and is reviewed. Two or more components of an operating segment may be aggregated and deemed a single reporting unit for goodwill impairment testing purposes if the components have similar economic characteristics. The first step is to identify any potential impairment by comparing the carrying value of the reporting unit to its fair value. If a potential impairment is identified, the second step is to measure the impairment loss by comparing the implied fair value of goodwill with the carrying value of goodwill of the reporting unit. The fair value of a reporting unit is estimated using a discounted cash flow valuation approach and is dependent on estimates for future sales, operating income, depreciation and amortization, income tax payments, working capital changes and capital expenditures as well as expected growth rates for cash flows and long-term interest rates, all of which are affected by economic conditions related to the industries in which we operate as well as conditions in the U.S. capital markets.

The most significant assumptions used in a discounted cash flow valuation regarding the estimated fair values of our reporting units in connection with goodwill valuation assessments are:

•	detailed long-range (approximating 10 years) cash flow projections for each of our reporting units;

•	a risk adjusted discount rate including the estimated risk-free rate of return; and

•	the expected long-term growth rate of our business, which approximates the expected long-term growth rate for the U.S. economy and the industries in which we operate.

The risk adjusted discount rate represents the estimated weighted average cost of capital. The weighted average cost of capital focuses on rates of return for equity and debt, and a corresponding capital structure.

A decline in the estimated fair value of a reporting unit could result in a goodwill impairment and a related non-cash impairment charge against earnings, if estimated fair value for the reporting unit is less than the carrying value of the net assets of the reporting unit, including its goodwill. For the year ended December 31, 2006, we recognized a goodwill impairment loss of $66 million. There was no goodwill impairment charge for the year ended December 31, 2007.

Stock-based Compensation. Prior to January 1, 2006, we accounted for employee stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25, and had adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. In accordance with APB 25, we recognized no stock-based compensation expense for options granted with an exercise price equal to or greater than the fair value of the underlying common stock on the date of grant.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), Share-Based Payment, using the modified prospective transition method. Under the modified prospective transition method, share-based awards granted or modified on or after January 1, 2006 are recognized in compensation expense over the applicable vesting period. Also, any previously granted awards that were not fully vested as of January 1, 2006, are recognized as compensation expense over the remaining vesting period. We recognize this expense on a straight-line basis over the options’ expected terms.

We did not grant any options in 2007. During the year ended December 31, 2007, we granted 795,919 shares of restricted stock pursuant to the 2005 Stock Plan. We recorded stock-based compensation expense of $2,936,136 during the year ended December 31, 2007, in connection with the restricted stock grants. We accounted for the fair value of the restricted stock using estimates of the fair value of an underlying share of common stock at the time of the grants as there was no market for our common stock prior to November 7, 2007. Our common stock valuations used a discounted cash flow model for 2005 and the probability weighted expected return method for 2007 and 2006. Grants of restricted stock and restricted stock units after November 7, 2007, are valued using the closing market price of our common stock on the date of grant.

We estimate the grant date fair value of stock option awards under the provisions of SFAS 123(R) using the Black-Scholes option valuation model, which requires, among other inputs, an estimate of the fair value of the underlying common stock on the date of grant and the expected term of the options. Separate values were determined for options having pre-split exercise prices ranging from $0.08 to $5.00 in 2005 and for options having pre-split exercise prices of $5.00 per share and $7.50 per share in 2006. We applied the resulting fair values for one share of common stock as of each of the valuation dates to our Black-Scholes option valuation model to arrive at the fair value of the related options granted during the valuation period.

For 2006 options, we calculated expected option terms based on the “simplified” method for “plain vanilla” options contained in SEC Staff Accounting Bulletin No. 107, Valuation of Share-Based Payment Arrangements for Public Companies . The “simplified method” calculates the expected term as the average of the vesting term and the original contractual term of the options. The expected term affects the assumed rate of forfeitures. If the actual number of forfeitures differs from that estimated by management, we may be required to record adjustments to stock-based compensation expense in future periods. We calculated volatility using the annualized daily volatilities of similar publicly-traded entities. For 2005 options, we calculated expected option terms of two to five years based primarily on the vesting dates.

For the years ended December 31, 2007 and 2006, we recognized stock-based compensation expense of $6.9 million and $4.9 million, respectively. For the year ended December 31, 2005, we recognized stock-based compensation expense of $1.1 million for “in the money” stock options resulting from unvested stock options assumed in connection with our business acquisitions. Our pro forma stock-based compensation expense for the year ended December 31, 2005 would have been $7.4 million had we followed the fair value provisions of SFAS 123(R). In future periods, stock-based compensation expense may increase as we issue additional equity-based awards to continue to attract and retain key employees. Additionally, SFAS 123(R) requires that we recognize compensation expense only for the portion of stock options that are expected to vest.

As of December 31, 2007, our total unrecognized compensation expense related to stock-based awards granted to employees and non-employee directors was $8,532,544.

Income Taxes. We use an asset and liability approach for accounting for income taxes. Deferred income taxes are recognized for the tax consequences of temporary differences and carryforwards by applying enacted tax rates applicable to future years to differences between the financial statement amounts and the tax bases of existing assets and liabilities. We establish a valuation allowance if it is probable that some portion of the deferred tax asset will not be realized. Our determination of whether a valuation allowance is appropriate requires the exercise of judgment. At December 31, 2007, we had net operating loss carryforwards available for U.S. federal and state income taxes of $91.9 million which begin to expire in 2017. The net operating loss carryforwards that we acquired in connection with our business acquisitions may also be limited by provision of the Internal Revenue Code regarding changes in ownership. We have provided a valuation allowance against net

U.S. deferred tax assets and operating loss carryforwards in certain non-U.S. jurisdictions. We have recorded a valuation allowance because of the emerging nature of our business and our history of losses. We will continue to evaluate income generated in future periods in determining the reasonableness of our position. If we determine that future income is sufficient or insufficient to cause the realization of the net operating loss carryforwards within the required time, the valuation allowance will be adjusted as necessary.

Liabilities for Pending and Threatened Litigation. We are subject to litigation, investigations, proceedings, claims or assessments and various contingent liabilities incidental to our business or assumed in connection with certain business acquisitions. In accordance with SFAS No. 5, Accounting for Contingencies, we accrue a charge for a loss contingency when we believe it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. If the loss is within a range of specified amounts, the most likely amount is accrued, and if no amount within the range represents a better estimate we accrue the minimum amount in the range. Generally, we record the loss contingency at the amount we expect to pay to resolve the contingency and the amount is generally not discounted to the present value. Amounts recoverable under insurance contracts are recorded as assets when recovery is deemed probable. Contingencies that might result in a gain are not recognized until realized. Changes to the amount of the estimated loss, or resolution of one or more contingencies could have a material impact on our results of operations, financial position and cash flows.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. We have reviewed the recently issued pronouncements and concluded that the following new accounting standards are applicable to us.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Therefore, SFAS 157 is effective for financial assets and financial liabilities in financial statements issued for fiscal years beginning after November 15, 2007 and is effective for nonfinancial assets and nonfinancial liabilities in financial statements issued for fiscal years beginning after November 15, 2008. Adoption of SFAS 157 for financial assets and financial liabilities will not have a material impact on our consolidated financial position or results of operations. We are currently evaluating the impact that adopting SFAS 157 for nonfinancial assets and nonfinancial liabilities will have, if any, on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value at specified election dates. Upon adoption, an entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Most of the provisions apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, “ Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available for sale and trading securities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Adoption of SFAS 159 will not have a material impact on our consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 5, Consolidated Financial Statements. SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity in our consolidated balance sheet. SFAS 160 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. Early adoption is prohibited. We do not anticipate that SFAS 160 will have a significant impact on the consolidated financial statements as we do not currently have any material noncontrolling interests.

In December 2007, the FASB issued SFAS 141(R), Business Combinations. SFAS No. 141(R) establishes standards for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and for determining what information to disclose in connection with a business combination. Among other things, SFAS No. 141(R) requires that securities issued to be valued as of the acquisition date, transaction costs incurred in connection with an acquisition be expensed, except acquiree costs that meet the criteria of SFAS No. 146, contingent consideration be recorded at fair value as of the date of acquisition with subsequent changes reflected in income, in process research and development be capitalized as an intangible asset. The provisions of SFAS 141(R) are applicable to business combinations consummated on or after December 15, 2008. Early application is prohibited. The provisions of SFAS141(R) are expected to have a significant impact on our accounting for future business combinations, as we often include provisions for the issuance of contingent consideration based on future earnings in our acquisitions.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk. Our international businesses generate revenue and incur expenses that are denominated in foreign currencies. These transactions could be materially affected by currency fluctuations. Our exposures are to fluctuations in exchange rates for the U.S. dollar versus the Euro and the Canadian dollar.

Changes in currency exchange rates could adversely affect our consolidated results of operations or financial position. We also maintain cash balances denominated in foreign currencies. At December 31, 2007, we had $2.0 million of cash in foreign accounts. We have not hedged our exposure to changes in foreign currency exchange rates and, as a result, could incur unanticipated translation gains and losses.

Interest Rate Risk. We had cash and cash equivalents of $64.6 million at December 31, 2007. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates. Declines in interest rates, however, will reduce future income.

We had $0.1 million outstanding under a line of credit agreement at December 31, 2007, which bears interest at a variable rate adjusted based on the prime rate. Based on the amount outstanding and the maximum amount available for borrowing, we do not believe that changes in interest rates create material exposure to our business. Increases in interest rates, however, will increase future interest expense.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, together with the report thereon of Grant Thornton LLP dated March 27, 2008, are set forth on pages F-1 through F-36 hereof. See Item 15 for an index to our consolidated financial statements.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2007, we completed our annual evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management as appropriate to allow for timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. Under the applicable rules of the Securities and Exchange Commission, we will be required to include a management report on our internal control over financial reporting, along with a report by our independent registered public accounting firm addressing the effectiveness of our internal controls over financial reporting, beginning with our Annual Report on Form 10-K for the year ended December 31, 2008.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to directors and executive officers is included under “Election of Directors,” “Management,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance and Related Matters” and “Information Concerning the Independent Registered Public Accounting Firm—Audit Committee Report” in our definitive proxy statement for our 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer, Controller and persons performing similar duties. A copy of the Code of Ethics is incorporated by reference as an Exhibit to this Annual Report. The Code of Ethics is publicly available on our website (www.icxt.com) in the Corporate Governance area of the Investor Relations segment of the website. None of the material on our website is part of this Annual Report. If there is any waiver from any provision of the Code of Ethics for our Chief Executive Officer, Chief Financial Officer, Controller and persons performing similar duties, we will disclose the nature of such waiver on our website.

ITEM 11.	EXECUTIVE COMPENSATION

Information with respect to executive compensation is included under “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation of Executive Officers,” and “Director Compensation” in our definitive proxy statement for our 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management is included under “Stock Owned by Management and Principal Stockholders” in our definitive proxy statement for our 2008 Annual Meeting of Stockholder and is incorporated herein by reference. Information with respect to equity compensation plans is included under “Equity Compensation Plan Information” in our definitive proxy statement for our 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to certain relationships and related transactions is included under “Certain Relationships and Related Transactions” in our definitive proxy statement for our 2008 Annual Meeting of Stockholders and is incorporated herein by reference. Information with respect to Director independence is included under “Corporate Governance and Related Matters—Board of Directors Committees” in our definitive proxy statement for our 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to principal accountant fees and services is included under “Information Concerning the Independent Registered Public Accounting Firm—Fees Paid to Grant Thornton LLP” in our definitive proxy statement for our 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements. Consolidated Financial Statements for the Three Years Ended December 31, 2007:

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at December 31, 2007 and 2006	F-3

Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2007, 2006 and 2005	F-4

Consolidated Statements of Convertible Redeemable Preferred Stock and Stockholders’ Equity (Deficit) for the Years Ended December 31, 2005, 2006 and 2007	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005	F-7

Notes to Consolidated Financial Statements	F-8

(2)	Financial Statement Schedules. All financial statement schedules are omitted because they are not applicable or the information is shown in the Consolidated Financial Statements or notes thereto.

(3)	Exhibits. The exhibits filed as part of this report are listed under “Exhibits” at subsection (b) of this Item 15.

(b) EXHIBIT INDEX

Exhibit Number	Exhibit Title
2.1*	Agreement and Plan of Merger between Sensor Technologies & Systems, Inc. and ICx Technologies, Inc., filed as the same numbered exhibit with ICx’s Registration Statement on Form S-1, as amended, Registration No. 333-145135, which became effective November 7, 2007

3.1*	Third Amended and Restated Certificate of Incorporation of ICx Technologies, Inc., filed as Exhibit 3.5 with ICx’s Registration Statement on Form S-1, as amended, Registration No. 333-145135, which became effective November 7, 2007

3.2*	Amended and Restated Bylaws of ICx Technologies, Inc., filed as Exhibit 3.7 with ICx’s Registration Statement on Form S-1, as amended, Registration No. 333-145135, which became effective November 7, 2007

4.1*	Specimen certificate for common stock of ICx Technologies, Inc., filed as the same numbered exhibit with ICx’s Registration Statement on Form S-1, as amended, Registration No. 333-145135, which became effective November 7, 2007

4.2*	Warrant to Purchase Common Stock of ICx Technologies, Inc., issued February 3, 2006, filed as the same numbered exhibit with ICx’s Registration Statement on Form S-1, as amended, Registration No. 333-145135, which became effective November 7, 2007

4.3*	Promissory Note issued to DP1, LLC, dated September 28, 2007, filed as Exhibit 4.4 with Amendment No. 3 to ICx’s Registration Statement on Form S-1, filed October 26, 2007, Registration No. 333-145135, which became effective November 7, 2007

10.1*	Investors’ Rights Agreement, dated July 26, 2005, filed as the same numbered exhibit with ICx’s Registration Statement on Form S-1, as amended, Registration No. 333-145135, which became effective November 7, 2007

10.2*	Amended and Restated 2005 Stock Plan, filed as the same numbered exhibit with ICx’s Registration Statement on Form S-1, as amended, Registration No. 333-145135, which became effective November 7, 2007

10.3*	2007 Equity Incentive Plan, filed as the same numbered exhibit with ICx’s Registration Statement on Form S-1, as amended, Registration No. 333-145135, which became effective November 7, 2007

10.4*	2007 Employee Stock Purchase Plan, filed as the same numbered exhibit with ICx’s Registration Statement on Form S-1, as amended, Registration No. 333-145135, which became effective November 7, 2007

10.5*	Employment Agreement between ICx Technologies, Inc. and Hans Kobler dated October 1, 2005, as amended by that First Amendment, dated April 26, 2007, filed as the same numbered exhibit with ICx’s Registration Statement on Form S-1, as amended, Registration No. 333-145135, which became effective November 7, 2007

10.6*	Employment Extension Agreement between ICx Technologies, Inc. and Hans Kobler, effective October 1, 2007, filed as the same numbered exhibit with ICx’s Registration Statement on Form S-1, as amended, Registration No. 333-145135, which became effective November 7, 2007

10.7*	Employment Agreement between ICx Technologies, Inc. and Mark Mills, dated January 1, 2007, filed as the same numbered exhibit with ICx’s Registration Statement on Form S-1, as amended, Registration No. 333-145135, which became effective November 7, 2007
10.8*	Employment Agreement between Nomadics, Inc. and Colin J. Cumming, dated August 24, 2005, filed as the same numbered exhibit with ICx’s Registration Statement on Form S-1, as amended, Registration No. 333-145135, which became effective November 7, 2007

Exhibit Number	Exhibit Title
10.9*	Offer Letter Agreement with Daniel L. Manitakos, dated April 17, 2006, filed as the same numbered exhibit with ICx’s Registration Statement on Form S-1, as amended, Registration No. 333-145135, which became effective November 7, 2007

10.10*	Offer Letter Agreement With Douglas A. Knight, dated May 24, 2007, filed as the same numbered exhibit with ICx’s Registration Statement on Form S-1, as amended, Registration No. 333-145135, which became effective November 7, 2007

10.11*	Offer Letter Agreement with Kenneth P. Rapuano, dated July 10, 2007, filed as the same numbered exhibit with ICx’s Registration Statement on Form S-1, as amended, Registration No. 333-145135, which became effective November 7, 2007

10.12*	Termination Agreement between ICx Technologies, Inc. and Ronald Spoehel, dated June 30, 2006, filed as the same numbered exhibit with ICx’s Registration Statement on Form S-1, as amended, Registration No. 333-145135, which became effective November 7, 2007

10.13*	Form of Indemnification Agreement, filed as the same numbered exhibit with ICx’s Registration Statement on Form S-1, as amended, Registration No. 333-145135, which became effective November 7, 2007

10.14*	Administrative Services Agreement between ICx Technologies, Inc. and Wexford Capital LLC, dated October 1, 2005, as amended by that First Amendment, dated October 1, 2006, filed as the same numbered exhibit with ICx’s Registration Statement on Form S-1, as amended, Registration No. 333-145135, which became effective November 7, 2007

10.15*	Employment Agreement between ICx Technologies, Inc. and Doman McArthur, dated June 20, 2005, filed as the same numbered exhibit with ICx’s Registration Statement on Form S-1, as amended, Registration No. 333-145135, which became effective November 7, 2007

21.1*	List of Subsidiaries, filed as the same numbered exhibit with ICx’s Registration Statement on Form S-1, as amended, Registration No. 333-145135, which became effective November 7, 2007

23.1**	Consent of Grant Thornton LLP

24.1*	Powers of Attorney, filed as the same numbered exhibit with ICx’s Registration Statement on Form S-1, as amended, Registration No. 333-145135, which became effective November 7, 2007

31.1**	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference
**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2008

ICX TECHNOLOGIES, INC.

By:	/s/ HANS C. KOBLER
Hans C. Kobler Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date
	/s/ HANS C. KOBLER Hans C. Kobler	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2008

	/s/ DEBORAH D. MOSIER Deborah D. Mosier	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2008

	* Mark P. Mills	Chairman of the Board	March 31, 2008

	* E. Spencer Abraham	Director	March 31, 2008

	* Colin J. Cumming	Director	March 31, 2008

	* Joseph M. Jacobs	Director	March 31, 2008

	* Robert A. Maginn, Jr.	Director	March 31, 2008

	* Mark L. Plaumann	Director	March 31, 2008

	* Rodney E. Slater	Director	March 31, 2008

*By:	/s/ DANIEL T. MONGAN Daniel T. Mongan Attorney-In-Fact

ICx TECHNOLOGIES, INC. AND SUBSIDIARIES

Audited Consolidated Financial Statements

For the Years Ended December 31, 2007, 2006 and 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors

ICx Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of ICx Technologies, Inc. and Subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive loss, convertible redeemable preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an audit opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1(q) to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, on a modified prospective basis effective January 1, 2006.

/s/    GRANT THORNTON LLP

March 27, 2008

Oklahoma City, Oklahoma

ICx TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2007	2006
	(in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$64,635,940	$7,236,005
Trade accounts receivable, net	30,723,604	22,461,118
Inventories	18,305,164	13,710,540
Deferred income taxes	189,788	350,885
Prepaid expenses and other current assets	12,630,928	7,711,160
Current assets of discontinued operations	—	7,512,660

Total current assets	126,485,424	58,982,368
Property, plant and equipment, net	9,525,741	6,208,612
Intangible assets, net	27,704,589	37,026,754
Goodwill	66,088,664	62,882,959
Other assets	2,025,068	1,696,195
Noncurrent assets of discontinued operations	—	17,450,677

Total assets	$231,829,486	$184,247,565

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Notes payable	$—	$1,010,577
Lines of credit	124,776	1,686,585
Current portion of long-term debt	117,082	206,648
Accounts payable	10,883,266	9,543,300
Accrued payroll expenses	6,572,238	5,642,166
Accrued expenses and other current liabilities	9,834,893	4,883,904
Deferred revenue	3,497,683	2,813,967
Current liabilities of discontinued operations	—	5,883,559

Total current liabilities	31,029,938	31,670,706
Long-term debt	245,645	449,482
Deferred income taxes	1,647,267	3,561,213
Other liabilities	502,288	2,191,148
Noncurrent liabilities of discontinued operations	—	149,670

Total liabilities	33,425,138	38,022,219

Commitments and Contingencies

Series A Convertible Redeemable Preferred Stock, par value $.001 per share—authorized 15,000,000 and 20,500,000 shares in 2007 and 2006, respectively; issued and outstanding 0 and 18,175,595 shares in 2007 and 2006, respectively; liquidation preference $0 and $181,755,950 at December 31, 2007 and 2006, respectively	—	197,732,187

Stockholders’ Equity (Deficit):
Common stock, par value $.001 per share, authorized 250,000,000 shares in 2007 and 60,000,000 shares in 2006; issued and outstanding 33,680,892 and 9,758,101 shares in 2007 and 2006, respectively	33,681	9,758
Additional paid-in capital	374,126,190	95,068,322
Treasury stock, at cost; 79,623 and 0 shares at December 31, 2007 and
2006, respectively	(1,121,525)	—
Accumulated deficit	(177,537,722)	(147,625,816)
Accumulated other comprehensive income	2,903,724	1,040,895

Total stockholders’ equity (deficit)	198,404,348	(51,506,841)

Total liabilities and stockholders’ equity (deficit)	$231,829,486	$184,247,565

The accompanying notes are an integral part of these consolidated financial statements.

ICx TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
	2007	2006	2005
Revenues:
Product revenues	$90,917,139	$59,340,919	$20,439,221
Contract research and development revenues	31,000,539	25,694,492	10,435,939
Maintenance, service and other revenues	14,243,936	5,124,689	524,846

Total revenues	136,161,614	90,160,100	31,400,006
Cost of revenues:
Cost of product revenues	42,993,145	31,329,376	11,202,658
Cost of contract research and development revenues	20,942,571	15,839,575	6,134,782
Cost of maintenance, service and other revenues	10,260,578	2,843,196	253,079

Total cost of revenue	74,196,294	50,012,147	17,590,519

Gross profit	61,965,320	40,147,953	13,809,487

Operating expenses:
General and administrative	39,785,849	37,744,866	11,264,936
Sales and marketing	24,066,305	17,678,802	3,524,164
Research and development	20,618,927	14,501,426	4,956,555
Goodwill impairment loss	—	66,042,882	—
Depreciation and amortization	13,852,220	17,235,550	5,289,392
Acquired in-process research and development	—	—	2,300,000
Loss in equity method investees	—	—	839,639

Total operating expenses	98,323,301	153,203,526	28,174,686

Operating loss	(36,357,981)	(113,055,573)	(14,365,199)

Other income (expense):
Interest income	833,067	370,882	125,701
Interest expense	(638,574)	(372,385)	(144,599)
Other, net	(381,532)	1,039,266	(98,377)

Total other income (expense)	(187,039)	1,037,763	(117,275)

Loss before minority interest in subsidiaries’ loss and income taxes	(36,545,020)	(112,017,810)	(14,482,474)
Minority interest in subsidiaries’ loss	—	—	(639,003)

Loss before income taxes	(36,545,020)	(112,017,810)	(13,843,471)
Income tax benefit	(1,113,597)	(295,452)	(1,942,987)

Loss from continuing operations	$(35,431,423)	$(111,722,358)	$(11,900,484)
Loss on discontinued operations, net of tax	(1,301,544)	(18,903,365)	(2,852,286)
Gain on sale of discontinued operations, net of tax	6,821,061	3,137,480	—

Net loss	$(29,911,906)	$(127,488,243)	$(14,752,770)

Other comprehensive income
Foreign currency translation adjustment, net of tax of $255,106 for 2007, $254,976 for 2006 and $0 for 2005	1,862,829	1,037,583	3,312

Comprehensive loss	$(28,049,077)	$(126,450,660)	$(14,749,458)

Net loss	$(29,911,906)	$(127,488,243)	$(14,752,770)

Less: Preferred stock dividends including accretion	8,402,221	9,479,965	5,561,953

Net loss attributable to common stockholders	$(38,314,127)	$(136,968,208)	$(20,314,723)

Net loss per common share:
Basic and diluted	$(2.85)	$(14.94)	$(6.63)

Pro forma loss per common share (unaudited):
Basic and diluted	$(1.03)	$(4.99)

The accompanying notes are an integral part of these consolidated financial statements.

ICx TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Convertible Redeemable Preferred Stock and Stockholders’ Equity (Deficit)

			Stockholders’ Equity (Deficit)
			Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity (Deficit)
	Series A Convertible Redeemable Preferred Stock
	Shares	Amount	Shares	Amount
Balances at January 1, 2005	—	$—	—	$—	$17,142,995	$(5,384,803)	$—	$—	$11,758,192
Contributed capital	—	—	—	—	4,976,491	—	—	—	4,976,491
Comprehensive income (loss):
Net loss	—	—	—	—	—	(14,752,770)	—	—	(14,752,770)
Foreign currency translation, net of tax	—	—	—	—	—	—	3,312	—	3,312

Total comprehensive loss	—	—	—	—	—	(14,752,770)	3,312	—	(14,749,458)
Issuances of convertible preferred stock:
Business combinations	2,661,035	26,610,354	—	—	(3,456,765)	—	—	—	(3,456,765)
Stock purchase agreements	12,311,560	123,115,600	—	—	—	—	—	—	—
Accretion to redemption value	—	2,105,188	—	—	(2,105,188)	—	—	—	(2,105,188)
Issuances of common stock:
Business combinations	—	—	8,206,114	8,206	68,454,740	—	—	—	68,462,946
Stock options	—	—	35,165	35	52,316	—	—	—	52,351
Stock purchase agreements	—	—	38,601	39	385,971	—	—	—	386,010
Forward stock split (1:7,800)	—	—	780,000	780	(780)	—	—	—	—
Stock options and warrants assumed and granted in connection with business combinations	—	—	—	—	11,412,566	—	—	—	11,412,566
Amortization of deferred stock based compensation	—	—	—	—	1,074,313	—	—	—	1,074,313

Balances at December 31, 2005	14,972,595	151,831,142	9,059,880	9,060	97,936,659	(20,137,573)	3,312	—	77,811,458
Comprehensive income (loss):
Net loss	—	—	—	—	—	(127,488,243)	—	—	(127,488,243)
Foreign currency translation, net of tax	—	—	—	—	—	—	1,037,583	—	1,037,583

Total comprehensive loss	—	—	—	—	—	(127,488,243)	1,037,583	—	(126,450,660)
Issuances of convertible preferred stock:
Stock purchase agreements	3,203,000	36,421,080	—	—	(4,391,080)	—	—	—	(4,391,080)
Accretion to redemption value	—	9,479,965	—	—	(9,479,965)	—	—	—	(9,479,965)
Issuances of common stock:
Business combinations	—	—	585,412	585	5,802,480	—	—	—	5,803,065
Stock options	—	—	112,809	113	117,665	—	—	—	117,778
Stock options assumed and granted in connection with business combinations	—	—	—	—	182,031	—	—	—	182,031
Stock based compensation	—	—	—	—	4,900,532	—	—	—	4,900,532

Balances at December 31, 2006	18,175,595	197,732,187	9,758,101	9,758	95,068,322	(147,625,816)	1,040,895	—	(51,506,841)

The accompanying notes are an integral part of these consolidated financial statements.

ICx TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Convertible Redeemable Preferred Stock and Stockholders’ Equity (Deficit)—(Continued)

			Stockholders’ Equity (Deficit)
			Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity (Deficit)
	Series A Convertible Redeemable Preferred Stock
	Shares	Amount	Shares	Amount
Balances at December 31, 2006	18,175,595	$197,732,187	9,758,101	$9,758	$95,068,322	$(147,625,816)	$1,040,895	$—	$(51,506,841)
Comprehensive income (loss):
Net loss	—	—	—	—	—	(29,911,906)	—	—	(29,911,906)
Foreign currency translation, net of tax	—	—	—	—	—	—	1,862,829	—	1,862,829

Total comprehensive loss	—	—	—	—	—	(29,911,906)	1,862,829	—	(28,049,077)
Issuances of convertible preferred stock:
Stock purchase agreements	350,000	4,207,000	—	—	(707,000)	—	—	—	(707,000)
Accretion to redemption value	—	8,402,221	—	—	(8,402,221)	—	—	—	(8,402,221)
Issuances of common stock:
Stock offering, net of $9.2 million in offering costs	—	—	5,000,000	5,000	70,805,014	—	—	—	70,810,014
Stock options, warrants and restricted stock	—	—	397,196	397	418,011	—	—	—	418,408
Stock based compensation	—	—	—	—	6,621,182	—	—	—	6,621,182
Conversion of preferred stock to common	(18,525,595)	(210,341,408)	18,525,595	18,526	210,322,882	—	—	—	210,341,408
Purchases of treasury stock	—	—	—	—		—	—	(1,121,525)	(1,121,525)

Balances at December 31, 2007	—	$—	33,680,892	$33,681	$374,126,190	$(177,537,722)	$2,903,724	$(1,121,525)	$198,404,348

The accompanying notes are an integral part of these consolidated financial statements.

ICx TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2007	2006	2005
Operating activities:
Net loss	$(29,911,906)	$(127,488,243)	$(14,752,770)
Gain on sale of discontinued operations, net of tax	(6,821,061)	(3,137,480)	—
Loss on discontinued operations, net of tax	1,301,544	18,903,365	2,852,286

Loss from continuing operations, net of tax	(35,431,423)	(111,722,358)	(11,900,484)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	6,881,733	4,900,532	1,074,313
Depreciation and amortization	13,852,220	17,235,550	5,289,392
Acquired in-process research and development	—	—	2,300,000
Minority interest in subsidiaries’ loss	—	—	(639,003)
Deferred income taxes	(1,752,849)	(526,085)	(2,031,017)
Goodwill impairment loss	—	66,042,882	—
Loss in equity method investees	—	—	839,639
Loss on disposal of property and equipment	43,689	—	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	(7,374,153)	(7,216,905)	(4,865,899)
Inventories	(4,235,583)	(2,322,141)	670,206
Prepaid expenses and other assets	(5,098,767)	(1,870,324)	1,687,667
Accounts payable	1,154,057	(2,729,685)	1,772,972
Accrued expenses and other liabilities	2,096,581	(327,388)	(1,684,151)
Deferred revenue	517,164	793,689	316,159

Net cash used in continuing operating activities	(29,347,331)	(37,742,233)	(7,170,206)
Cash provided by (used in) operation of discontinued operations	69,881	(5,445,837)	(2,827,457)

Net cash used in operating activities	(29,277,450)	(43,188,070)	(9,997,663)

Investing activities:
Purchases of property, plant and equipment	(5,154,774)	(4,786,322)	(1,775,671)
Business combinations, net of cash acquired	(3,250,000)	(4,160,580)	(90,405,811)

Net cash used in continuing investing activities	(8,404,774)	(8,946,902)	(92,181,482)
Proceeds from the sale of discontinued operations	23,909,441	4,272,200	—

Net cash provided by (used in) investing activities	15,504,667	(4,674,702)	(92,181,482)

Financing activities:
Proceeds from issuance of preferred stock	3,500,000	32,030,000	122,128,100
Proceeds from issuance of common stock	71,855,416	117,778	438,361
Borrowings under lines of credit	33,243,609	18,703,377	2,724,883
Repayments under lines of credit	(35,305,418)	(18,969,324)	(4,461,221)
Proceeds from notes payable and long-term debt	10,116,893	691,961	—
Repayments of notes payable and long-term debt	(11,011,703)	(1,494,142)	(1,622,474)
Capital contributions	—	—	4,976,491
Purchase of treasury shares	(1,121,525)	—	—
Other, net	(116,483)	370,045	(143,452)

Net cash provided by financing activities	71,160,789	31,449,695	124,040,688

Effect of foreign exchange rate on cash	11,929	294,707	—

Net change in cash and cash equivalents	57,399,935	(16,118,370)	21,861,543
Cash and cash equivalents at beginning of year	7,236,005	23,354,375	1,492,832

Cash and cash equivalents at end of year	$64,635,940	$7,236,005	$23,354,375

The accompanying notes are an integral part of these consolidate financial statements.

ICx TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

1.	Description of the Business and Summary of Significant Accounting Policies

(a)	General

ICx Technologies, Inc. and Subsidiaries (“ICx” or “Company”) was incorporated in the State of Delaware in 2003 to acquire, develop, and coordinate the operations of security technology companies. ICx develops and integrates advanced sensor technologies for homeland security, force protection and commercial applications. The Company’s sensors detect and identify chemical, biological, radiological, nuclear and explosive threats, and deliver awareness and actionable intelligence for wide-area surveillance, intrusion detection and facility security. These technologies are used in nuclear power plants, military installations, natural gas storage systems and pipelines, shopping malls, public transportation systems and port facilities.

The holders of a majority of ICx’ capital stock, DP1, LLC (“DP1”) and Valentis SB, L.P. (“Valentis”), are under the common control of Wexford Capital, LLC (“Wexford”), which is an SEC registered investment advisor. As more fully described in Note 3, ICx acquired one company in 2007, two companies in 2006, eleven companies in 2005, and completed the acquisition of five other companies in 2005. DP1 and Valentis collectively held non-controlling ownership interests ranging from 27.02% to 40.14% in Nomadics, Inc. (“Nomadics”) and non-controlling ownership interests of 31.75% in Digital Infrared Imaging, Inc. (“Imaging Systems”) since February 18, 2004, and July 9, 2004, respectively. In 2005, DP1 and/or Valentis exchanged the capital stock that they held in these two companies for capital stock of ICx. Accordingly, the financial position and results of operations of Nomadics and Imaging Systems have been accounted for using the equity method of accounting from their respective non-controlling ownership dates in 2004 through ICx’ completion of their final acquisitions on August 24, 2005. All acquisitions in 2007, 2006 and 2005 have been accounted for pursuant to Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations.

On October 1, 2007, the Company acquired PureTech Systems, Inc. (“PureTech”) for $3.25 million in cash in a business combination accounted for as a purchase. The results of operations of PureTech are included in the Company’s consolidated results of operations beginning October 1, 2007.

As more fully described in Note 9, the Company’s Board of Directors approved a plan in 2006 for the sale of three companies. The sales of the three companies were completed in 2007. Accordingly the operating results of those three companies are included as discontinued operations, and the related assets and liabilities are included as held for discontinued operations for all periods presented in the accompanying consolidated financial statements.

(b)	Initial Public Offering

In November 2007, the Company completed its initial public offering (“IPO”) of common stock in which it sold and issued 5 million shares of its common stock at an issue price of $16.00 per share. The Company raised a total of $80 million in gross proceeds from its IPO, or $70.8 million in net proceeds after deducting underwriting discounts and commissions of $5.6 million and other offering costs of $3.6 million. Upon the closing of the IPO, all shares of convertible preferred stock outstanding automatically converted into 18,525,595 shares of common stock. On November 14, 2007, we used $7.1 million of our proceeds to repay a note payable and accrued interest to DP1. Also, following the IPO we paid off subsidiary debt totaling approximately $1.5 million.

(c)	Reverse Stock Split

On October 23, 2007, the Company’s Board of Directors approved a one-for-two reverse stock split of the Company’s outstanding common stock that became effective immediately prior to the effectiveness of the registration statement for the Company’s initial public offering. All common shares and per share amounts in the accompanying consolidated financial statements and notes to the consolidated financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock split. The effects of the reverse split of the Company’s common stock described have also been reflected retroactively in the presentation of all preferred shares and per share amounts in the accompanying consolidated financial statements and notes to the consolidated financial statements based on the preferred conversation ratio described in Note 7.

(d)	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of ICx and its wholly-owned subsidiaries as listed in Note 3. All intercompany transactions and accounts have been eliminated in consolidation.

(e)	Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

(f)	Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less when purchased. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

(g)	Allowance for Trade Accounts and Notes Receivable

The Company extends credit to customers in accordance with normal industry standards and terms. The Company establishes an allowance for doubtful accounts based on known factors surrounding the credit risk of specific customers, historical trends and other information. Changes in the allowance for doubtful accounts are the result of write-offs of uncollectible receivables and provisions for bad debts. Trade accounts receivable balances are not collateralized, and the Company generally does not charge interest on past due receivables. At December 31, 2007 and 2006, trade accounts receivable, net was comprised of the following:

	At December 31,
	2007	2006
U.S. government	$9,543,917	$6,773,952
Commercial and other	21,855,032	15,871,086

	$31,398,949	$22,645,038
Allowance for doubtful accounts	(675,345)	(183,920)

Trade accounts receivable, net	$30,723,604	$22,461,118

Except for the U.S. government, no one customer accounted for 10% or greater of the net trade accounts receivable balance at December 31, 2007 or December 31, 2006.

(h)	Inventories

Inventory primarily consists of raw material, work in process, and finished goods related to advanced surveillance and monitoring systems and detection systems that detect chemical, biological, radiological, nuclear, and explosive materials. Inventories are stated at the lower of cost (first-in, first-out basis) or market. The Company writes down inventories for obsolescence equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. Any write-downs are charged to operations as incurred. Manufacturing overhead is allocated to inventory and cost of revenues based on a variable of direct labor.

At December 31, 2007 and 2006, inventories were comprised of the following:

	At December 31,
	2007	2006
Raw materials	$10,296,785	$8,301,312
Work in progress	2,521,860	3,065,515
Finished goods	6,101,824	2,644,209

	$18,920,469	$14,011,036
Reserve for obsolescence	(615,305)	(300,496)

	$18,305,164	$13,710,540

(i)	Fair Value of Financial Instruments

The Company considers cash and cash equivalents, trade accounts receivable, accounts payable, and accrued expenses to be financial instruments in which the carrying amounts represent fair value because of the short-term nature of the accounts. The Company also considers notes payable, lines of credit, and long-term debt to be financial instruments in which the carrying amounts approximate fair value because of their short-term nature, variable interest rates or rates that approximate market.

(j)	Property, Plant, and Equipment

Property, plant, and equipment are stated at acquisition date fair values pursuant to various business combinations as more fully described in Note 3 plus the cost of any expenditures subsequent to acquisitions. Expenditures which materially increase values, change capacities, or extend useful lives are capitalized. Expenditures for maintenance and repairs are expensed when incurred. Depreciation is calculated using straight line and accelerated methods once the assets are placed in service. The Company provides for depreciation over the following estimated useful lives: building and improvements—10 to 30 years; furniture and equipment—3 to 7 years; computer equipment and software—1 to 5 years. Leasehold improvements are amortized over the lesser of the life of the asset or the lease term.

At December 31, 2007 and 2006, property, plant, and equipment consisted of the following:

	At December 31,
	2007	2006
Land	$49,592	$49,592
Buildings and improvements	1,040,493	985,040
Furniture and equipment	5,930,710	3,713,683
Computer equipment and software	4,267,203	1,842,000
Leasehold improvements	1,880,219	1,352,437
Assets not yet placed in service	433,668	239,384

	$13,601,885	$8,182,136
Accumulated depreciation	(4,076,144)	(1,973,524)

	$9,525,741	$6,208,612

Depreciation expense was $1,978,518, $2,319,720, and $515,339 for the years ended December 31, 2007, 2006, and 2005, respectively.

(k)	Goodwill and Other Intangible Assets

Goodwill is not amortized, but instead is tested for impairment at least annually. Intangible assets are amortized over their respective estimated useful lives ranging from one to ten years. The Company has no intangible assets with indefinite useful lives.

It is the Company’s policy to evaluate its recorded goodwill for possible impairment on an annual basis, or earlier if an indicator of impairment arises. Management uses a number of different criteria when evaluating an asset for possible impairment. Indicators such as significant decreases in a reporting unit’s book value, cash flows which cannot be resolved or improved within a reasonable amount of time, sustained operating losses, adverse changes in the business climate, legal matters, losses of significant customers, and new technologies which could accelerate obsolescence of business products are used by management when making its evaluations.

In assessing the recoverability of goodwill and intangibles, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. The fair value of an asset could vary, depending upon the estimating method employed, as well as assumptions made. This may result in a possible impairment of the intangible assets and/or goodwill, or alternatively the acceleration of amortization expense.

Goodwill impairment is determined using a two-step process. The first step of the impairment test is used to identify potential impairment by comparing the fair value of a reporting unit to the book value, including goodwill. If the fair value of a reporting unit exceeds its book value, goodwill of the reporting unit is not considered impaired, and the second step of the impairment test is not required. If the book value of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the reporting unit’s goodwill with the book value of that goodwill. If the book value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The annual impairment testing is performed in the fourth quarter. In 2007 and 2005, no impairment was indicated. See Notes 3 and 9 for more information on the goodwill impairment loss in 2006.

(l)	Impairment of Long-Lived Assets

Long-lived assets held and used by the Company and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of assets may not be recoverable. The Company evaluates recoverability of assets to be held and used by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets calculated using a discounted future cash flow analysis.

(m)	Revenue Recognition

The Company recognizes revenue from product sales in accordance with Staff Accounting Bulletin No. 104 as amended, when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collection from the customer is reasonably assured. Product revenue is generally recognized upon shipment, unless customer acceptance is required, in which case product revenue is recognized when documentation of customer acceptance is received.

The Company earns contract research and development revenue by performing research and development primarily under contracts entered into with the U.S. government or as subcontractors to other commercial entities that contract with the U.S. government. Most of the research and development contracts are either based on costs incurred plus a fixed fee or are based on a fixed price. The Company recognizes revenue from research and development contracts using the percentage of completion method in accordance with Statement of Position 81-1 as prescribed by the American Institute of Certified Public Accounts Audit and Accounting Guide, Audits of Federal Government Contractors. The Company principally uses labor efforts expended, incurred costs and estimated gross profit as a percentage of total estimated costs and contract value or contract milestones to measure the progress of contract completeness. Revisions in cost and contract value estimates during the progress of work have the effect of adjusting earnings in the current period for work that may have been performed in prior periods. When estimates of current costs indicate a loss, provision is made for the total anticipated loss in the current period. Under cost plus fixed fee contracts, the Company may bill and be reimbursed for costs incurred in advance of revenue recognition if the percentage of contract completeness does not coincide with costs incurred. Additionally, certain fixed price contracts provide for billings and/or payments that may not coincide with revenue recognition. To the extent that customer billings or payments are in excess of revenues, the excess is recorded as deferred revenue and contract costs in excess of expected earnings under the contract are deferred. At December 31, 2007 and 2006, the Company had included in deferred revenue $1,825,355 and $1,301,822 of excess billings or customer payments, respectively, related to percentage of completion timing differences. Deferred contract costs at December 31, 2007 and 2006 were not material. In certain circumstances, revenue is recognized under the percentage of completion method prior to costs being incurred under cost plus fixed fee contracts or prior to billings as defined in fixed price contracts. Such amounts are recorded as unbilled revenue and are expected to be collected within one year of recognition, and if contract costs incurred are below the earnings that are expected to be realized upon contract completion are accrued until the costs are incurred. At December 31, 2007 and 2006, the Company had unbilled revenue of $5,706,570 and $2,071,820, respectively, included in other current assets in the accompanying financial statements, substantially all of which was due from the U.S. government and expected to be collected within one year. Accrued contract costs at December 31, 2007 and 2006, were not material. The Company had no material claims outstanding under its research and development contracts as at December 31, 2007

The Company recognizes revenue from services at the time the services are performed. Deferred revenue includes $1,235,080 and $1,234,427 in the years 2007 and 2006, respectively, of prepayments on service contracts which are deferred until such time as the services are performed. Warranty income under separate agreements is recognized ratable over the life of the warranty.

The Company recognizes software revenue under the provisions of the Accounting Standards Executive Committee’s Statement of Position 97-2 (“SOP 97-2”), Software Revenue Recognition (as amended by SOP 98-9). Under the terms of SOPs 97-2 and 98-9, companies are required to allocate revenue to multiple elements in software arrangements based on vendor specific objective evidence of fair value for each element. The Company generally has two elements to its software arrangements (1) a software license fee and (2) a post contract customer maintenance and support. Revenue from software license fees are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collection from the customer is reasonably assured. Revenue from post contract customer maintenance and support is deferred and recognized ratably over the life of the post contract customer maintenance and support agreement. Deferred revenue includes $437,248 and $277,718 at December 31, 2007 and 2006, respectively, of revenue deferred under multiple-element software arrangements for post contract customer support.

(n)	Research and Development

Research and development costs are expensed as incurred.

(o)	Advertising Costs

Advertising costs are expensed as incurred and were not significant for any period presented.

(p)	Warranty Provision

The Company records a warranty provision at the time products are shipped for warranty costs expected to be incurred. The Company’s warranty period is typically one year from the time of shipment. The estimated accrual is based on the Company’s history with warranty claims.

(q)	Accounting for Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, using the modified prospective transition method. SFAS No. 123(R) requires equity-classified, share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant and to be expensed over the applicable vesting period. Under the modified prospective transition method, share-based awards granted or modified on or after January 1, 2006, are recognized in compensation expense over the applicable vesting period. Also, any previously granted awards that were not fully vested as of January 1, 2006, are recognized as compensation expense over the remaining vesting period. No retroactive or cumulative effect adjustments were required upon the Company’s adoption of SFAS No. 123(R).

Prior to adopting SFAS No. 123(R), the Company accounted for its fixed-plan employee stock options using the intrinsic-value based method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. This method required compensation expense to be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

Had the fair value provisions of SFAS No. 123(R) been applied in 2005, the Company’s net earnings and net earnings per share would have differed from the amounts actually reported as shown in the following table:

For the year ended December 31, 2005

Net loss attributable to common stockholders, as reported	$(20,314,723)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	1,074,313
Deduct: Stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(8,449,029)

Net loss, pro forma	$(27,689,439)

Loss per common share:
Basic and diluted, as reported	$(6.63)
Basic and diluted, pro forma	$(9.04)

Paragraph 81 of SFAS No. 123(R) provides that for purposes of calculating the pool of excess tax benefits (“APIC pool”), the Company should include the net excess tax benefits that would have qualified had the Company adopted SFAS No. 123(R) from inception. The FASB issued FSP 123(R)-3, which provides an alternative transition method to calculate the beginning pool of excess tax benefits. The Company elected the alternative transition method (“short cut method”) in calculating their historical APIC pool for stock based compensation and determined there was no APIC pool at the adoption date.

SFAS No. 123(R) requires the cash inflows resulting from tax deductions in excess of the compensation expense recognized for those stock options (“excess tax benefits”) to be classified as financing cash inflows. The Company has recognized no excess tax benefits in 2007, 2006 or 2005.

The Company’s stock plans and board-discretionary options are more fully described at Note 8.

(r)	Foreign Currency Translation

For foreign operations, assets and liabilities are translated at the year-end exchange rate, and income statement items are translated at the average exchange rate for the year. The opening balance sheets of business combinations involving foreign entities are translated at the exchange rates in effect on the applicable acquisition dates. Resulting translation adjustments are recorded within accumulated other comprehensive income (loss). Assets and liabilities denominated in foreign currencies are re-measured at the balance sheet date. Resulting transaction gains or losses are included as a component of current period earnings.

(s)	Loss Per Share

The Company calculates loss per share in accordance with SFAS No. 128, Earnings Per Share. Under SFAS No. 128, basic loss per common share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during each reporting period. Diluted loss per common share is calculated by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during each period adjusted for the effect of dilutive potential common shares calculated using the treasury stock method. However, the computation of diluted loss per share shall not assume the conversion or exercise of options that would have an anti-dilutive effect (a decrease in loss per share) on loss per share. For the year ended December 31, 2007, the Company had 13,425,549 weighted average shares outstanding and all of the Company’s potential common shares were anti-dilutive as the Company was in a net loss position. Those potential common shares consisted of 786,728 weighted average shares of stock options. For the years ended December 31, 2006 and 2005, the Company had 9,166,761 and 3,064,756 weighted average shares outstanding.

(t)	Pro Forma Net Loss Per Share

Pro forma net loss per share has been computed using the weighted average number of shares of common stock outstanding during each period. In addition, for purposes of pro forma net loss per share, all shares of convertible redeemable preferred stock, which were converted to common stock upon closing of the IPO, have been treated as though they had been converted to common stock in all periods in which such shares were outstanding. For the years ended December 31, 2007 and 2006, the Company had 29,150,986 and 25,526,458, respectively, pro forma weighted average common shares outstanding.

(u)	Comprehensive Loss

Comprehensive loss consists of net loss and other comprehensive income. Other comprehensive income for the years ended December 31, 2007, 2006, and 2005, included certain changes in equity that are excluded from net loss. Specifically, cumulative foreign currency translation adjustments are included in accumulated other comprehensive income.

(v)	Income Taxes

Current income tax expense is the amount of income taxes expected to be payable for the current year. Deferred income tax assets and liabilities are computed annually for the differences between the financial statement and income tax bases of assets and liabilities. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to reverse. If necessary, a valuation allowance is established to reduce deferred income tax assets to the amount expected to be realized.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48), which prescribes accounting for and disclosure of uncertainty in tax positions. This interpretation defines the criteria that must be met for the benefits of a tax position to be recognized in the financial statements and the measurement of tax benefits recognized. The provisions of FIN 48 were effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.

The Company adopted the provision of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. The cumulative effect of adopting FIN 48 resulted in no adjustment to retained earnings. As of December 31, 2007, the Company had unrecognized tax benefits of $1.4 million. If recognized in future periods, $1.4 million would reduce the Company’s effective income tax rate. No interest or penalties have been accrued. The Company does not expect the unrecognized tax benefits to significantly change within the next 12 months.

The reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$1,353,034
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—

Balance at December 31, 2007	$1,353,034

At December 31, 2007, the Company’s tax returns open for review by taxing authorities were 2004 to 2006 for federal, 2003 to 2006 for state, and 2003 to 2006 for foreign. The Company has elected to report interest and penalties as a component of income tax expense.

(w)	Reclassifications

Certain 2005 balances in the accompanying consolidated financial statements have been reclassified to conform to the 2007 and 2006 presentation.

(x)	Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. The Company has reviewed the recently issued pronouncements and concluded that the following new accounting standards are applicable to the Company.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Therefore, SFAS 157 is effective for financial assets and financial liabilities in financial statements issued for fiscal years beginning after November 15, 2007, and is effective for nonfinancial assets and nonfinancial liabilities in financial statements issued for fiscal years beginning after November 15, 2008. Adoption of SFAS 157 for financial assets and financial liabilities will not have a material impact on the Company’s consolidated financial position or results of operations. The Company is currently evaluating the impact that adopting SFAS 157 for nonfinancial assets and nonfinancial liabilities will have, if any, on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (“SFAS 159). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value at specified election dates. Upon adoption, an entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Most of the provisions apply only to entities that elect the fair value option. However, the amendment to SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available for sale and trading securities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Adoption of SFAS 159 will not have a material impact on the Company’s consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 5, Consolidated Financial Statements. SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity in the Company’s consolidated balance sheet. SFAS 160 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. Early adoption is prohibited. The Company does not anticipate that SFAS 160 will have a significant impact on the consolidated financial statements as the Company does not currently have any material noncontrolling interests.

In December 2007, the FASB issued SFAS 141(R), Business Combinations. SFAS No. 141(R) establishes standards for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and for determining what information to disclose in connection with a business combination. Among other things, SFAS No. 141(R) requires that securities issued to be valued as of the acquisition date, transaction costs incurred in connection with an acquisition be expensed, except acquiree costs that meet the criteria of SFAS No. 146, contingent consideration be recorded at fair value as of the date of acquisition with subsequent changes reflected in income, in process research and development be capitalized as an intangible asset. The provisions of SFAS 141(R) are applicable to business combinations consummated on or after December 15, 2008. Early application is prohibited. The provisions of SFAS141(R) are expected to have a significant impact on the Company’s accounting for future business combinations, as the Company often includes provisions for the issuance of contingent consideration based on future earnings in its acquisitions.

2.	Related Party Transactions

Securities Issued to Insiders

In 2006, the Company issued an aggregate of 2,500,000 shares of Series A Convertible Redeemable Preferred Stock (“Series A”) to DP1 for a cash price of $10.00 per share pursuant to closings held throughout 2006 in April, August, September, October, November, and December. The Company also issued 260,000 shares of Series A to Debello Investors, LLC (“Debello”) in January 2006 and 250,000 shares of Series A to DP2 in September 2006 for a cash price of $10.00 per share. Also, during 2006 the Company issued 95,000 shares of Series A to certain members of executive and subsidiary management for a cash price of $10.00 per share.

DP1 directly holds more than 5% of the Company’s capital stock. Joseph Jacobs, a member of the Company’s Board of Directors, is a member of certain affiliates that own or control DP1, DP2 and Debello. Mark Mills, the Chairman of the Board of Directors, and Hans Kobler, Chief Executive Officer and a member of the Board of Directors, each has an indirect ownership interest in DP1 and DP2 through an affiliate but otherwise each disclaims beneficial ownership of DP1 or DP2.

As described in Note 1, the Company’s Board of Directors approved a one-for-two reverse stock split of the Company’s outstanding common stock in October 2007.

Acquisition Transactions

Acquisition of Amphitech

On July 7, 2005, the Company completed the acquisition of Amphitech Holdings Corp. (“Amphitech”) pursuant to a Stock Contribution Agreement and Plan of Reorganization. DP1 was the sole stockholder of Amphitech and received 691,353 shares of Series A and 2,265,447 shares of Common Stock in connection with the acquisition. Because DP1 owned 100% of Amphitech, the issuance of the Series A shares was treated as a preferred stock dividend totaling $3,456,765.

Acquisition of Imaging Systems

On August 24, 2005, the Company completed the acquisition of Imaging Systems pursuant to a Stock Acquisition Agreement. DP1 was a stockholder of Imaging Systems and received 142,857 shares of Common Stock and 200,000 shares of Series A in connection with the acquisition. Valentis was a stockholder of Imaging Systems and received 428,571 shares of Common Stock and 600,000 shares of Series A in connection with the acquisition. Joseph Jacobs is a member of certain affiliates that own or control Valentis.

Acquisition of Nomadics

On August 24, 2005, the Company completed the acquisition of Nomadics pursuant to an Agreement and Plan of Acquisition. DP1 was a stockholder of Nomadics and received 784,042 shares of Common Stock and 200,000 shares of Series A in connection with the acquisition. Valentis was a stockholder of Nomadics and received 1,100,964 shares of Common Stock and 600,000 shares of Series A in connection with the acquisition. Hans Kobler was a director of Nomadics. At the time the Company acquired Nomadics, Colin Cumming was the founder and Chief Executive Officer of Nomadics and had no affiliation with the Company. In connection with the acquisition of Nomadics, Mr. Cumming received 2,179,912 shares of Common Stock in exchange for his shares of Nomadics stock and became a member of the Company’s Board of Directors.

Acquisition of Nuvonyx

On August 24, 2005, the Company completed the acquisition of Nuvonyx pursuant to a Stock Acquisition Agreement. DP1 was a stockholder of Nuvonyx and received 363,507 shares of Common Stock and 679,998 shares of Series A in connection with the acquisition. Valentis was a stockholder of Nuvonyx and received 1,191,151 of Common Stock and 576,548 shares of Series A in connection with the acquisition. Hans Kobler was a director of Nuvonyx.

Acquisition of Photonics

On October 7, 2005, the Company completed the acquisition of Photonics, pursuant to a Plan of Merger and Reorganization. Valentis was a stockholder of Photonics and received 856,878 shares of Series A in connection with the acquisition. DP1 received $108,707 in cash in connection with the acquisition. Mark Mills was a director of Photonics.

Administrative Services Agreement with Wexford

The Company entered into an Administrative Services Agreement with Wexford under which the Company may request certain legal, accounting, back office, and other services. The Company is obligated to reimburse Wexford for all of its direct and indirect costs allocated to the performance of such services. The Company incurred general and administrative expenses of $402,360, $403,629 and $1,166,449 in 2007, 2006 and 2005, respectively, pursuant to the agreement. Either party may terminate specific services or cancel the agreement upon written notice to the other party.

Leases

Juergen Stein, CEO and President of Radiation GmbH, a subsidiary of the Company, leases facilities to the Company under a lease agreement dated January 1, 2005. The monthly lease payment is $7,500. Rent expense of $97,500, $90,000 and $7,875 was incurred in 2007, 2006 and 2005, respectively. The lease term ends on December 31, 2020, and can be renewed for one year terms thereafter.

Strange Family Holdings, LLP, leases facilities to the Company under a lease agreement dated June 15, 2005. The monthly lease payment is $5,526. Rent expense of $64,858, $63,125 and $21,000 was incurred in 2007, 2006 and 2005, respectively. The lease term ends on August 31, 2008, and can then be renewed for one year terms thereafter. Certain family members of the Strange family hold senior management positions in the Company’s subsidiary, New Heights, Inc. (d/b/a ICx Tactical Platforms).

Debt Obligations

On March 8, 2007, the Company borrowed $3.0 million from DP1 through a convertible promissory note due April 9, 2007. The note bore interest in the form of a $60,000 origination fee deducted from the proceeds. The note was convertible into Series A shares at $10.00 per share and was repaid on April 9, 2007.

On September 28, 2007, the Company entered into a $7.0 million promissory note payable to DP1 and due December 27, 2007. The note bore interest at 2% every 30 days payable in advance. The note was repaid in full with the net proceeds from the IPO. Net proceeds from the note totaled $6,860.000.

3.	Business Combinations and Related Intangibles

Acquisition in 2007

On October 1, 2007, the Company acquired PureTech for $3,250,000 in cash in a business combination accounted for as a purchase. PureTech is a video analytics technology company. Management believes PureTech will add great capability to the Company’s charge-coupled devices (CCD) and thermal cameras, thereby complementing the Company’s existing products and services. Acquired intangibles primarily resulted from PureTech’s core software while goodwill resulted from the excess of the purchase price over PureTech’s net assets at the date of acquisition. PureTech is included in the Solutions business segment.

The following table summarizes the estimated fair values of the net assets acquired as of the date of the acquisition:

2007 Acquisition	Tangible Net Assets	Acquired Intangible Assets	Acquired In-Process Research & Development	Goodwill	Total
PureTech	$361,610	$1,650,000	$—	$1,238,390	$3,250,000

Intangible assets acquired in the business combinations during 2007 are comprised of the following:

2007 Acquisition	Core Technology	Customer Relationships	Firm and Non-firm Contracts	Non-compete	Total
PureTech	$1,380,000	$—	$270,000	$—	$1,650,000

Weighted average life in years	5.0	—	1.0	—

Acquisitions in 2006

During 2006, ICx acquired two companies. Both of the acquired entities operate in the security technology area of business. The aggregate purchase price was $11,975,401, and included 1,075,546 shares of common stock issued as partial consideration for one acquisition. The value of the common stock was based on the fair value of the stock at the acquisition date pursuant to an independent third-party valuation. Management believes that this valuation accurately reflects the fair value of the Company’s common stock as of the acquisition date.

At December 31, 2007 and 2006, the Company had included in accrued expenses and other current liabilities, $1,649,191 of holdback funds related to the Company’s acquisition of GHC Technologies, Inc. (“GHC”). Such funds included cash and 189,802 shares of common stock which are expected to be paid out in 2008. Upon acquisition of Security 2000, Inc. (“S2K”), the Company issued a $250,000 note payable as partial consideration for the acquisition. The note bore interest at an annual rate of 8% and was paid in 2007.

Both of the acquisitions have been accounted for as business combinations and are summarized in the following tables.

2006 Acquisitions	Business Segment	Date of Acquisition	Consideration	Form of Consideration
GHC Technologies, Inc. (“GHC”)	Detection	December 15	$11,225,401	Cash, stock and stock options
Security2000, Inc. (“S2K”)	Solutions	October 31	750,000	Cash and note payable

			$11,975,401

The following table summarizes the estimated fair values of the net assets acquired as of the date of each acquisition:

2006 Acquisitions	Tangible Net Assets	Acquired Intangible Assets	Acquired In-Process Research & Development	Goodwill	Total
GHC	$900,748	$990,000	$—	$9,334,653	$11,225,401
S2K	452,992	—	—	297,008	750,000

	$1,353,740	$990,000	$—	$9,631,661	$11,975,401

Intangible assets acquired in the business combinations during 2006 are comprised of the following:

2006 Acquisitions	Core Technology	Customer Relationships	Firm Contracts	Non-compete	Total
GHC	$970,000	$—	$—	$20,000	$990,000

Total	$970,000	$—	$—	$20,000	$990,000

Weighted average life in years	3.0	—	—	4.0

Acquisitions in 2005

During 2005, ICx acquired eleven companies and completed the acquisition of five others under common control and/or ownership. As more fully described in Note 1, the five companies in which the acquisitions were completed in 2005 were under common control and/or ownership with Wexford in periods prior to 2005. All of the acquired entities operate in the security technology area of business. The aggregate purchase price was $200,316,876, and included the fair value of 2,661,035 shares of Series A, and 8,206,114 shares of the Company’s common stock issued as partial consideration for certain acquisitions. The value of the common shares was based on the fair value of the stock at each acquisition date pursuant to an independent third-party valuation. Management believes that these valuations accurately reflect the fair value of the Company’s common stock as of 2005. The value of the Series A was based on the cash price for other Series A shares issued during 2005. At December 31, 2007, the Company had $1,844,468 included in accrued expenses and other current liabilities for funds payable related to certain business combinations resulting from earnout agreements. The Company may also be required to pay additional stock and/or cash consideration related to the purchase of certain entities. The maximum potential additional consideration is $21.5 million, reduced by $2.7 million for amounts already paid or accrued through December 31, 2007, and is based on the financial performance of certain entities during periods ranging from January 1, 2008 through December 31, 2009. At December 31, 2006, the Company had $871,500 of contingent cash consideration included in accrued expenses and other current liabilities which was paid in 2007.

The 2005 acquisitions are summarized in the following tables. The consideration paid and the fair value of the net assets acquired for those entities that were under common control and/or ownership prior to 2005 pertain to the portion of the net assets acquired in the final step during 2005.

2005 Acquisitions	Business Segment	Date of Acquisition	Consideration	Form of Consideration
DAQ Electronics, Inc. (“DAQ”)	Solutions	April 27	$9,112,831	Cash and stock options
Digital Infrared Imaging, Inc. (final step acquisition) (“Imaging Systems”)	Surveillance	August 24	22,427,366	Cash, stock and stock options
New Heights Manufacturing, Inc. (“Tactical Platforms”)	Surveillance	August 24	7,525,664	Cash and stock
Nomadics, Inc. (final step acquisition) (“Nomadics”)	Detection	August 24	42,088,878	Cash, stock and stock options
Nuvonyx, Inc. (final step acquisition) (“Nuvonyx”)	Laser	August 24	21,010,078	Cash, stock and stock options
Agentase, LLC (“Agentase”)	Detection	September 6	6,791,734	Cash, stock and stock options
IonOptics, Inc. (final step acquisition (“Photonics”)	Surveillance	October 4	10,379,689	Cash, stock and stock options
Thales Laser Diodes S.A. (“Nuvonyx Europe”)	Laser	October 28	1,160,483	Cash
Griffin Analytical Technologies, Inc. (“Griffin”)	Detection	November 8	13,901,243	Cash, stock and stock options
MesoSystems Technology, Inc. (“MesoSystems”)	Detection	November 15	20,818,159	Cash and stock options
Target Instruments, Inc. (“Radiation Inc.”)	Detection	November 15	11,452,465	Cash, stock and stock options
Target Systemelectronics, Gmbh (“Radiation GmbH”)	Detection	November 15	7,057,621	Cash
Harbinger Associates, LLC (“Harbinger”)	Solutions	November 23	7,719,188	Cash and stock options
360 Surveillance, Inc./PBA Engineering Ltd. (“360/PBA”)	Surveillance	December 9	11,261,751	Cash and stock
Sensor Technology and Systems, Inc. (“STS”)	Surveillance	December 29	7,609,726	Cash and stock options

			$200,316,876

The following table summarizes the estimated fair values of the net assets acquired in business combinations and/or from minority interest holders in step acquisitions as of the date of each acquisition:

2005 Acquisitions	Tangible Net Assets	Acquired Intangible Assets	Acquired In-Process Research & Development	Goodwill	Total
DAQ	$(1,044,581)	$4,570,000	$2,300,000	$3,287,412	$9,112,831
Imaging Systems	1,235,984	6,019,000	—	15,172,382	22,427,366
Tactical Platforms	(3,041,816)	1,960,000	—	8,607,480	7,525,664
Nomadics	8,420,551	5,669,187	—	27,999,140	42,088,878
Nuvonyx	2,727,277	1,188,905	—	17,093,896	21,010,078
Agentase	(683,500)	2,500,000	—	4,975,234	6,791,734
Photonics	2,925,937	1,146,540	—	6,307,212	10,379,689
Nuvonyx Europe	(924,805)	2,085,288	—	—	1,160,483
Griffin	(1,178,839)	4,900,000	—	10,180,082	13,901,243
MesoSystems	645,729	5,900,000	—	14,272,430	20,818,159
Radiation Inc.	(2,461,862)	4,800,000	—	9,114,327	11,452,465
Radiation GmbH	(1,209,954)	8,267,575	—	—	7,057,621
Harbinger	(439,187)	1,810,000	—	6,348,375	7,719,188
360/PBA	(991,215)	3,220,000	—	9,032,966	11,261,751
STS	(1,883,741)	5,390,000	—	4,103,467	7,609,726

	$2,095,978	$59,426,495	$2,300,000	$136,494,403	$200,316,876

Goodwill arising from the 2005 acquisitions of $136,494,403, none of which is expected to be deductible for tax purposes, was assigned to the business segments as follows: Detection—$66,541,213; Surveillance—$43,223,507; Laser—$17,093,896; and Solutions—$9,635,787.

Intangible assets acquired in the business combinations during 2005 are comprised of the following:

2005 Acquisitions	Core Technology	Customer Relationships	Firm Contracts	Non-compete	Total
DAQ	$1,500,000	$2,510,000	$560,000	$—	$4,570,000
Imaging Systems	1,786,890	4,232,109	—	—	6,018,999
Tactical Platforms	—	1,750,000	210,000	—	1,960,000
Nomadics	2,890,595	1,829,852	729,800	218,940	5,669,187
Nuvonyx	837,620	254,469	96,816	—	1,188,905
Agentase	1,200,000	1,300,000	—	—	2,500,000
Photonics	814,800	305,550	26,190	—	1,146,540
Nuvonyx Europe	938,380	1,146,908	—	—	2,085,288
Griffin	4,300,000	600,000	—	—	4,900,000
MesoSystems	4,200,000	1,430,000	270,000	—	5,900,000
Radiation Inc.	2,100,000	2,700,000	—	—	4,800,000
Radiation GmbH	2,615,046	5,652,530	—	—	8,267,576
Harbinger	1,600,000	90,000	120,000	—	1,810,000
360/PBA	2,300,000	420,000	500,000	—	3,220,000
STS	3,700,000	1,150,000	540,000	—	5,390,000

Total	$30,783,331	$25,371,418	$3,052,806	$218,940	$59,426,495

Weighted average life in years	5.9	3.7	1.0	3.0

The following (unaudited) pro forma consolidated results of operations have been prepared as if the 2005 acquisitions described above had occurred at January 1, 2005:

For the year ended December 31, 2005
Sales	$77,927,000
Loss from continuing operations	(31,759,000)
Loss from discontinued operations	(4,921,000)
Net loss	(36,680,000)
Net loss per common share—basic and diluted*
From continuing operations	(12.18)
From discontinued operations	(1.60)
Net loss	(13.78)

*	less preferred stock dividend including accretion of $5,561,953

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time, nor is it intended to be a projection of future results.

Intangible Assets

Amortizable intangible assets at December 31 consisted of the following:

	2007			2006
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Core technology	$30,752,005	$(12,269,494)	$18,482,511	$28,595,677	$(6,549,955)	$22,045,722
Customer relationships	27,076,558	(18,120,633)	8,955,925	26,223,684	(11,395,197)	14,828,487
Firm contracts	3,305,354	(3,102,854)	202,500	2,944,124	(2,933,212)	10,912
Non-compete	238,940	(175,287)	63,653	238,940	(97,307)	141,633

	$61,372,857	$(33,668,268)	$27,704,589	$58,002,425	$(20,975,671)	$37,026,754

Amortization expense on intangible assets for the years ended December 31, 2007, 2006, and 2005, was $11,873,701, $15,748,205, and $4,422,697, respectively.

Amortization expense on intangible assets for the years ended December 31, 2008, 2009, 2010, 2011 and 2012 is estimated to be $10,203,121, $7,800,029, $4,268,741, $3,009,204 and $923,853, respectively.

The carrying value of intangible assets held for sale at December 31, 2006 was $3,196,380. Loss on discontinued operations included amortization expense of $64,931, $1,457,092, and $469,650, in 2007, 2006 and 2005, respectively, and an impairment loss of $979,457 in 2006. See Note 9 for discussion regarding discontinued operations.

Goodwill

The changes in goodwill by segment as of December 31, 2007 and 2006 are as follows:

	Detection	Surveillance	Solutions	Total
Balance as of December 31, 2005	$69,059,181	$37,190,920	$12,262,499	$118,512,600
Goodwill of acquired businesses	9,334,653	—	297,008	9,631,661
Additional purchase price for 2005 acquisition	871,500	—	—	871,500
Impairment charges	(33,784,630)	(25,021,200)	(7,237,052)	(66,042,882)
Impact of foreign exchange	—	—	204,716	204,716
Other	(393,832)	23,765	75,431	(294,636)

Balance as of December 31, 2006	$45,086,872	$12,193,485	$5,602,602	$62,882,959
Goodwill of acquired businesses		—	1,238,390	1,238,390
Additional purchase price for 2005 acquisitions	731,725	1,112,743	—	1,844,468
Impact of foreign exchange	—	—	356,662	356,662
Other	(233,815)	—	—	(233,815)

Balance as of December 31, 2007	$45,584,782	$13,306,228	$7,197,654	$66,088,664

Pursuant to the Company’s policies for assessing impairment of goodwill and long-lived assets, $77,326,086 of goodwill was written off in the fourth quarter of 2006, of which $11,283,204 relates to a reporting unit that is included in discontinued operations. See Note 9 for discussion regarding discontinued operations. The remaining $66,042,882 of goodwill write-off was included in continuing operations and resulted from 2006 operating results and expectations regarding the future results of certain reporting units within the Detection, Surveillance and Solutions segments falling below the fair value of those reporting units.

4.	Commitments and Contingencies

Leases

ICx and its subsidiaries are lessees of office space, transportation and other equipment under operating lease agreements that expire at various dates through the year 2020. Two of these leases are with related parties as described in Note 2.

Some of the operating leases include options that allow the lease term to be extended beyond the initial base period, subject to terms agreed upon at lease inception; some also include early termination options, which can be exercised upon specific conditions. For operating leases that contain predetermined fixed escalations of the minimum rentals, the Company recognizes the related rental expense on a straight-line basis and records the difference between the recognized rental expense and amounts payable under the leases as deferred lease credits, the impact of which is not material to the consolidated financial statements. Total lease expense incurred in connection with these operating leases was approximately $4,508,000, $3,489,000, and $1,236,000, after a reduction for sublease income of $211,000, $243,000, and $44,000, for the years ended December 31, 2007, 2006, and 2005, respectively.

At December 31, 2007, the future minimum lease payments under noncancelable operating leases that have initial or remaining lease terms in excess of one year are as follows:

Year ended December 31,	Operating leases
2008	$4,249,849
2009	3,701,240
2010	2,215,568
2011	1,288,085
2012	619,046
Thereafter	1,912,806

$13,986,594

Other

The Company is routinely involved in various legal matters arising from the normal course of business. Management believes that losses, if any, arising from such actions will not have a material adverse effect on the financial position or results of operations of the Company.

5.	Income Taxes

Components of loss before income taxes are as follows:

	For the years ended December 31,
	2007	2006	2005
United States	$(35,498,024)	$(102,691,861)	$(15,765,639)
Foreign	(1,046,996)	(9,325,949)	1,922,168

	$(36,545,020)	$(112,017,810)	$(13,843,471)

Components of income tax expense (benefit) are as follows:

	For the years ended December 31,
	2007	2006	2005
Federal	$112,063	$—	$—
State	270,407	3,409	28,673
Foreign	512,019	227,224	59,357

Current income tax expense (benefit)	$894,489	$230,633	$88,030

Federal	$—	$—	$(1,522,755)
State	—	(443,851)	(493,882)
Foreign	(2,008,086)	(82,234)	(14,380)

Deferred income tax expense (benefit)	$(2,008,086)	$(526,085)	$(2,031,017)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carryforwards. The tax effects of the Company’s temporary differences and carryforwards are as follows:

	At December 31,
	2007	2006
Deferred tax assets:
Reserves	$522,286	$254,540
Accrued expenses	287,292	112,703
Accrued compensation	857,744	416,999
Accrued royalties	23,439	9,201
Stock compensation	2,331,265	2,209,355
Investment in partnership/basis differences	—	727,100
Research and development expense	192,547	271,452
Credit carryforwards	752,991	1,816,191
Charitable contributions	48,265	32,678
Net operating losses	34,811,136	26,730,810
Fixed assets and other	233,964	—
Deferred revenue	797,117	119,296

Total deferred tax assets	$40,858,046	$32,700,325
Valuation allowance	(31,259,866)	(20,622,200)

Deferred tax assets, net	$9,598,180	$12,078,125

Deferred tax liabilities:
Fixed assets and other	$—	$(109,746)
Unbilled receivables	(525,573)	(575,410)
Intangibles	(10,479,143)	(14,603,297)
Investment in partnership/basis difference	(50,943)	—

Total deferred tax liabilities	(11,055,659)	$(15,288,453)

	$(1,457,479)	$(3,210,328)

The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. The Company has provided a valuation allowance against net U.S. deferred tax assets and operating loss carryforwards in certain non-U.S. jurisdictions.

At December 31, 2007, 2006, and 2005, the Company’s federal and state net operating loss (“NOL”) carryforwards for income tax purposes were approximately $91.9 million, $69.5 million, and $48.4 million, respectively. The amount of the federal NOL carryforward related to stock-based compensation expense is not recognized until the stock-based compensation tax deductions reduce income taxes payable. Accordingly, the 2007, 2006 and 2005 NOL’s reported in the gross deferred tax asset do not include the excess tax deductions related to stock based compensation of $0.8 million, $0 million and $0 million, respectively. When income taxes payable is reduced for the excess stock-based compensation expense the amounts will subsequently be allocated to additional paid-in capital. Federal net operating losses will begin to expire in 2017. Federal, foreign, and state tax credit carryforwards for 2007, 2006 and 2005 were $.75 million, $1.5 million, and $0 million, respectively. Federal tax credits will begin to expire in 2020.

The timing and manner in which the Company will utilize the U.S. net operating loss carryforwards and research and development tax credit carryforwards in any year, or in total, may be limited by provisions of the Internal Revenue Code regarding changes in ownership of the Company.

The reconciliation of the income tax provision computed at the federal statutory rate to the Company’s effective tax rate is as follows:

	For the years ended December 31,
	2007	2006	2005
Federal statutory rate	35.00%	35.00%	35.00%
State taxes, net of federal tax benefit	(.48)	0.38	3.44
Meals and entertainment and other	(.80)	(0.34)	0.20
Foreign source income and rate differential	1.00	0.19	2.08
Research and development expenses (including in-process research and development)	—	—	(6.45)
Research and development tax credits	3.26	0.30	3.86
Acquisition expenses	—	—	2.81
Valuation allowance	(32.93)	(13.40)	(28.82)
Stock compensation	(2.13)	(0.50)	—
Goodwill impairment	—	(20.77)	—
Other	.13	(0.60)	1.97

Effective income tax rate	3.05%	0.26%	14.09%

6.	Notes Payable, Lines of Credit, and Long-term Debt

Notes Payable

At December 31, 2006, the Company had $36,066 in non-interest bearing promissory notes payable to a former shareholder of the Company’s subsidiaries, 360 Surveillance, Inc. and PBA Engineering Ltd. These notes were repaid in 2007.

At December 31, 2006, the Company had $500,000 outstanding under a promissory note which bore interest at 8.00%. The note was secured by substantially all assets of Imaging Systems. The note was repaid in 2007.

At December 31, 2006, the Company had $224,511 outstanding under a promissory note which bore interest at 5.00%. The note was payable to a minority shareholder of the Company and was repaid in 2007.

In connection with the acquisition of S2K (see Note 3), the Company issued a $250,000 note payable as partial consideration. The note bore interest at 8% and was paid in 2007.

Lines of Credit

Certain of the Company’s subsidiaries have operating lines of credit with banks in which borrowing is generally collateralized by and based on a percentage of certain eligible accounts receivable, inventory, and/or property and equipment. Interest is based on prime or, in some cases, percentage points above prime.

At December 31 lines of credit consisted of the following:

Amounts Outstanding at December 31, 2007	Effective Interest Rates	Maturity Dates	Maximum Borrowing Amounts	Amounts Outstanding at December 31, 2006
$124,776	8.60%	04/26/2008	$2,500,000	$784,053
—	7.25%	11/15/2008	500,000	500,000
—	6.00%	06/28/2008	100,000	—
—	N/A	N/A	—	402,532
—	8.75%	N/A	70,000	—

$124,776			$3,170,000	$1,686,585

Long-term Debt

The Company had separate long-term debt arrangements payable to banks that aggregate to $251,929 and $563,205 at December 31, 2007 and 2006, respectively. These long-term debt agreements are secured by certain property and equipment of the Company, bear interest at rates ranging from 3.0% to 8.25%, have monthly principal and interest payments, and mature from November 2009 to March 2013. The Company also had $110,798 and $92,925 at December 31, 2007 and 2006, respectively, remaining under long-term debt arrangements payable to a commercial entities that are secured by certain property and equipment of the Company, bear interest at rates ranging from 2.9% to 7.99%, have monthly principal and interest payments, and have various maturity dates through March 2013. The aggregate maturities of these long-term debt arrangements for the five years after December 31, 2007, are $117,082, $124,313, $45,135, $44,147, and $29,608, respectively, and $2,442 thereafter.

7.	Stockholders’ Equity

The Company is authorized to issue 250,000,000 shares of common stock, $0.001 par value, and 15,000,000 shares of undesignated preferred stock, $0.001 par value. The following is a summary description of our capital stock.

Common Stock

Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. Holders of common stock are entitled to receive their proportionate share of dividends, if any, declared from time to time by the Board of Directors out of funds legally available for that purpose, subject to any preferential dividend rights of any preferred stock then outstanding. In the event of the Company’s liquidation, dissolution or winding up, holders of common stock are entitled to their proportionate share of all assets remaining after payment of liabilities, after taking into consideration the prior distribution rights of any preferred stock then outstanding. Common stock has no preemptive or conversion rights or other subscription rights. No redemption or sinking fund provisions apply to the common stock.

Preferred Stock

Upon the closing of the IPO in 2007, all shares of Series A convertible preferred stock outstanding automatically converted into 18,525,595 shares of common stock on a one-for-one basis (post one-for-two reverse stock split).

The Board of Directors is authorized, without stockholder approval, from time to time to issue up to 15,000,000 shares of preferred stock in one or more series, each of the series to have whatever rights and preferences, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, that the Board of Directors may determine. The Company has no current plans to issue any shares of preferred stock.

In 2006, the Company issued 3,203,000 shares of Series A for cash, the proceeds of which were used for general working capital purposes and business combinations.

Prior to their conversion into common stock upon completion of the IPO, Series A shares were redeemable at the option of the majority of the holders on or after April 22, 2010, if the Company did not consummate a qualifying underwritten public offering or a reorganization event by that date. The redemption distribution amount would have been equal to an amount that would provide for a 6% compounded annual return from the date of issuance of the shares. Because the redemption feature was outside the control of the Company, the Series A was accounted for under Emerging Issues Task Force Issue D-98, Classification and Measurement of Redeemable Securities, and was excluded from stockholders’ (deficit) equity in the accompanying balance sheets. The Company adjusted additional paid-in capital for periodic accretion of the change in redemption value from initial carrying value through the IPO date.

Treasury Stock

As part of the Company’s stock plans, the Company offers employees the opportunity to make required tax payments with cash or through a net share settlement. For employees choosing net share settlement, the Company makes required tax payments on behalf of employees as their stock awards vest and then withhold a number of vested shares having a value on the date of vesting equal to the tax obligation. The shares withheld were recorded as treasury shares. During the year ended December 31, 2007, the Company repurchased 54,623 shares in settlement of employees’ tax obligations for a total of $871,525 or an average of $15.96 per share. Also during 2007, the Company purchased 25,000 shares from a former stockholder of a subsidiary in a non-recurring transaction for $250,000 or $10 per share. The Company accounts for treasury stock using the cost method.

8.	Stock-Based Compensation

2007 Equity Incentive Plan

The Board of Directors and stockholders adopted the 2007 Equity Incentive Plan which became effective November 7, 2007, the effective date of the Company’s IPO. The 2007 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code (the “Code”), to Company employees and Company parent and subsidiary corporations’ employees, and for the grant of non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to Company employees, directors and consultants and Company parent and subsidiary corporations’ employees and consultants.

A total of 8,000,000 shares of Company common stock is reserved for issuance pursuant to the 2007 Plan plus (a) any shares that have been reserved but not issued under the 2005 Stock Plan as of November 7, 2007, and (b) any shares that otherwise would have been returned to the 2005 Stock Plan on or after November 7, 2007, as a result of termination of options or the repurchase of shares issued under the 2005 Stock Plan. As of December 31, 2007, no shares have been issued under the 2007 Plan.

The Executive Committee of our Board of Directors administers the 2007 Plan. The administrator determines the exercise price of options granted under the 2007 Plan. However, with respect to all stock options, the exercise price may not be less than the fair market value of the Company’s common stock on the date of grant. The term of an incentive stock option may not exceed ten years, except that with respect to any participant, who owns 10% of the voting power of all classes of Company outstanding stock, the term must not exceed five years and the exercise price may not be less than 110% of the fair market value on the grant date. The administrator determines the term of all other options.

After termination of an employee, director or consultant, he or she may exercise his or her option for the period of time stated in the option agreement, to the extent that the option is vested on the date of termination. Generally, if termination is due to death or disability, the option will remain exercisable for 12 months. In all other cases, the option will generally remain exercisable for three months. However, an option generally may not be exercised later than the expiration of its term.

Stock appreciation rights may be granted under the 2007 Plan. Stock appreciation rights allow the recipient to receive the appreciation in the fair market value of our common stock between the date of grant and the exercise date. The administrator determines the terms of stock appreciation rights, including when such rights become exercisable and whether to pay the appreciation in cash or with shares of our common stock, or a combination thereof; however, stock appreciation rights expire under the same rules that apply to stock options.

Restricted stock may be granted under the 2007 Plan. Restricted stock awards are shares of our common stock that vest in accordance with terms and conditions established by the administrator. The administrator will determine the number of shares of restricted stock granted to any employee. The administrator may impose whatever conditions to vesting it determines to be appropriate. For example, the administrator may set restrictions based on the achievement of specific performance goals. Shares of restricted stock that do not vest are subject to our right of repurchase or forfeiture.

Restricted stock units may be granted under the 2007 Plan. Restricted stock units are awards that will be granted to a participant based on the achievement of Company-wide, business unit, or individual goals. The administrator will set the vesting criteria in its discretion, which, depending on the extent to which the criteria are met, will determine the number of restricted stock that will be paid out to participants. Restricted stock units may be settled in cash, shares, or a combination of both.

Grants of restricted stock and restricted stock units under the 2007 Plan will be valued using the closing market price of the Company’s common stock on the date of grant.

Performance units and performance shares may be granted under the 2007 Plan. Performance units and performance shares are awards that will result in a payment to a participant only if performance goals established by the administrator are achieved or the awards otherwise vest. The administrator will establish organizational or individual performance goals in its discretion, which, depending on the extent to which they are met, will determine the number and/or the value of performance units and performance shares to be paid out to participants. Performance units will have an initial dollar value established by the administrator prior to the grant date. Performance shares will have an initial value equal to the fair market value of Company common stock on the grant date. Payment for performance units and performance shares may be made in cash or in shares of common stock with equivalent value, or in some combination, as determined by the administrator.

Unless the administrator provides otherwise, the 2007 Plan does not allow for the transfer of awards and only the recipient of an award may exercise an award during his or her lifetime. The administrator has the discretion and authority to implement an awards transfer program, which would permit participants the opportunity to transfer any outstanding awards to a financial institution or other person or entity approved by the committee.

The 2007 Plan will automatically terminate in 2017, unless the Company terminates it sooner. In addition, the Board of Directors has the authority to amend, suspend or terminate the 2007 Plan provided such action does not impair the rights of any participant. Shares granted under the Company’s stock-based compensation plans come from new shares reserved for issuance under the plans.

2007 Employee Stock Purchase Plan

The Board of Directors and stockholders adopted the 2007 Employee Stock Purchase Plan prior to the completion of the IPO. Offerings under the 2007 Employee Stock Purchase Plan will commence at a future date, if at all, selected by the Executive Committee of our Board of Directors in its discretion. A total of 5,000,000 shares of Company common stock will be made available for sale under the 2007 Employee Stock Purchase Plan.

2005 Stock Plan

The 2005 Stock Plan was originally adopted by the Board of Directors and approved by stockholders on April 22, 2005. The 2005 Stock Plan was amended and restated effective June 12, 2007, to enable the Company to grant restricted stock and restricted stock units under the plan.

The 2005 Stock Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Code, to Company employees and Company parent and subsidiary corporations’ employees, and for the grant of non-statutory stock options, restricted stock, restricted stock units and stock purchase rights to our employees, directors and consultants and Company parent and subsidiary corporations’ employees and consultants. Stock options granted under the 2005 Stock Plan have a maximum term of ten years. The Company will not grant any additional awards under the 2005 Stock Plan subsequent to November 7, 2007. Instead, it will grant options and other equity-based awards under the 2007 Plan.

The 2005 Stock Plan will automatically terminate in 2015, unless the Company terminates it sooner. In addition, the Board of Directors has the authority to amend, suspend or terminate the 2005 Stock Plan provided such action does not impair the rights of any participant. The Board of Directors chose to suspend the 2005 Stock Plan as of the completion of the Company’s IPO.

During the year ended December 31, 2007, the Company granted 795,919 shares of restricted stock pursuant to the 2005 Stock Plan and 2,718 shares were forfeited. The Company recorded stock-based compensation expense of $2,936,199 during the year ended December 31, 2007, in connection with the restricted stock grants. No compensation expense was recorded in 2006 or 2005. The Company accounted for the fair value of the restricted stock using estimates of the fair value of an underlying share of common stock at the time of the grants as there was no market for the Company’s common stock prior to November 7, 2007. The shares vest based on varying service conditions. Upon completion of the IPO, 75,718 shares became immediately vested. At December 31, 2007, the Company had accrued estimated non-cash compensation of $825,104 for 2007 annual bonuses to be paid with restricted stock.

The following table summarizes activity for nonvested restricted stock units (“RSUs”) granted under the 2005 Stock Plan for the year ended December 31, 2007:

	Restricted Stock Units	Weighted Average Fair Value
Nonvested RSUs outstanding at January 1, 2007	8,389	$3.08
RSUs granted	795,919	11.98
RSUs vested	(210,131)	11.53
RSUs forfeited	(2,718)	8.31

Nonvested RSUs outstanding at December 31, 2007	591,459	$12.04

The aggregate intrinsic value of outstanding restricted stock at December 31, 2007 was $5,690,682. Also at December 31, 2007, total compensation cost related to nonvested restricted stock awards that had not yet been recognized totaled $6,136,279. The weighted average period over which this amount will be recognized is estimated to be 2.2 years.

Stock-based compensation expense pertaining to stock options totaled $3,120,430 and $4,900,532 for the years ended December 31, 2007 and 2006, respectively. Cash received from the exercise of stock options totaled $418,408, $117,778, and $438,361 for the years ended December 31, 2007, 2006 and 2005, respectively.

During 2005, the Company acquired ten companies and completed the acquisition of five others. Existing stock options in eight of these companies were assumed by the Company and were included in the 2005 Stock Plan. During 2006, the Company acquired two companies. Existing stock options in one of the companies acquired in 2006 were assumed by the Company and were included in the 2005 Stock Plan. Vesting schedules in these companies ranged from zero to five years. Stock options issued by the Company have vesting schedules ranging from four to five years.

The Company did not grant any options in 2007. For options granted in 2006 and 2005, the fair value of each option was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year ended December 31, 2006	Year ended December 31, 2005
Grant date fair value	$2.62	$6.20
Risk-free interest rate	4.57%	4.14%
Dividend yield	—%	—%
Expected life (years)	5.69	4.19
Expected volatility	49.62%	55.00%

No dividend yield assumption was included because the Company does not plan to pay dividends. Expected life was calculated based on the “simplified” method for “plain vanilla” options contained in SEC Staff Accounting Bulletin No. 107, Valuation of Share-Based Payment Arrangements for Public Companies. The “simplified method” calculates the expected term as the average of the vesting term and the original contractual term of the options. As the Company’s common stock had no market in 2006, expected volatility was calculated using the median historical annualized daily volatilities of similar publicly traded entities. These assumptions are used in calculating the fair value of shares vested and the intrinsic value of exercised options as shown below.

	For the year ended December 31,
	2007	2006	2005
Fair value of shares vested	$29,171,717	$10,515,912	$6,783,790
Aggregate intrinsic value of exercised shares	838,172	992,728	265,048

Stock option activity for options issued under the 2005 Stock Plan was as follows as of December 31, 2007, and for the year then ended:

	Shares Subject to Options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (in yrs.)
Options outstanding at January 1, 2007	3,236,169	$9.14	$4.68
Options exercised	(87,839)	4.75	8.33
Options terminated, cancelled or expired	(49,689)	11.78	3.26

Options outstanding at December 31, 2007	3,098,641	$9.22	$4.60	6.92

Options exercisable at December 31, 2007	2,483,326	$9.11	$4.69	6.81

The Company periodically grants stock option awards to selected executives and other key employees at the discretion of the Company’s Board of Directors. These board-discretionary stock options are generally granted at-the-money, have varying vesting schedules, and have contractual lives of ten years.

The fair value of each board-discretionary option grant was estimated on the date of grant using the same option valuation model used for options granted under the 2005 Stock Plan. The inputs for expected volatility, expected dividends, and risk-free rate used in estimating the fair value of those options are the same as those noted in the table related to options shown above.

A summary of the board-discretionary stock option activity as of December 31, 2007, and changes during the year then ended is presented below:

	Shares Subject to Options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (in yrs.)
Options outstanding at January 1, 2007	179,942	$0.62	$9.42
Options exercised	(6,417)	0.16	9.42

Options outstanding at December 31, 2007	173,525	$0.64	$9.42	7.53

Options exercisable at December 31, 2007	173,525	$0.64	$9.42	7.53

The following table summarizes information about stock options outstanding as of December 31, 2007:

	Options Outstanding			Options Exercisable
Exercise price range	Number of options	Weighted Average Exercise Price	Wtd. Avg. Remaining contractual term (in yrs.)	Number of options	Weighted Average Exercise Price
$0.16 – $0.66	254,908	$0.25	5.32	248,776	$0.24
$0.1.26 – $2.00	325,381	1.74	5.34	321,841	1.73
$2.34 –$3.50	254,061	3.13	6.55	211,061	3.07
$5.42 –$6.74	279,129	6.35	2.82	226,356	6.34
$8.40 – $10.22	1,357,793	10.00	7.85	941,670	10.00
$15.00	800,894	15.00	8.16	707,147	15.00

	3,272,166	$8.80	6.95	2,656,851	$8.55

The aggregate intrinsic value of outstanding and exercisable options at December 31, 2007 and 2006 was $7,523,259 and $7,002,881, respectively. Also at December 31, 2007, total compensation cost related to nonvested awards that had not yet been recognized totaled $2,396,265. The weighted average period over which this amount will be recognized is estimated to be 1.6 years.

9.	Discontinued Operations

On August 16, 2006, the Company completed the sale of Little Optics, Inc., a subdivision of Nomadics. The assets sold consisted primarily of fixed assets. Proceeds from the sale consisted of $4,272,200 and a note receivable of $4,500,000 bearing interest at 4% and due October 1, 2007. The Company initially recorded an allowance of $900,000 against the note in 2006 as it had attempted to sell the note in the secondary market at less than face value. The Company collected the full value of the note receivable in October 2007 and recognized a gain of $900,000 as a result of collecting the full value.

Also in connection with the sale of Little Optics, the Company received warrants to purchase 125,000 shares of the purchaser’s Series G Preferred Stock at $5.40 per share. At the time of the sale, management assigned a fair value of zero due to lack of marketability, primarily due to the purchaser’s status as a privately-held company and uncertainty as to the successful completion of the purchaser’s IPO. During 2007, the purchaser’s stock began trading following a public offering and the warrants converted to common stock on a one-for-one basis. The Company exercised the warrants, in a net share settlement, received 91,756 shares of the purchaser’s common stock, and recognized a gain on discontinued operations of $1,339,638 upon receipt of the underlying shares. At December 31, 2007, the investment is carried in the consolidated balance sheet at $1,157,410, and is included in other current assets. The Company considers the stock to be trading securities as defined in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Since the purchaser’s market price decreased from the date of exercise of the warrants to year end, the Company recognized a loss of $182,227, included in other income (expense) in the accompanying 2007 consolidated statement of operations.

The Company realized a gain on the sale of net assets of Little Optics in the year ended December 31, 2006, totaling $3,137,480. The results of Little Optics’ operations are reported as discontinued operations in the 2006 consolidated financial statements. Prior year financial statements for 2005 present the operations of Little Optics as discontinued operations.

On December 14, 2006, the Company’s Board of Directors adopted a plan of sale and put the assets and businesses up for sale for its Laser segment (consisting of Nuvonyx, Inc. and Nuvonyx Europe), manufacturers of laser diode components, arrays and industrial laser systems and Harbinger Technologies, a provider of homeland defense and security consulting and technology. The Company decided to sell these units primarily because the business models did not align with the strategic plans of the Company. The disposal dates of the units were

February 2, 2007, March 15, 2007, and April 24, 2007, for Nuvonyx Europe, Harbinger Technologies, and Nuvonyx, Inc., respectively. The units’ sales and pretax losses, reported in discontinued operations, for each of the three years ended December 31, 2007, are shown below. The income tax benefits for discontinued operations were $0, $616,308, and $927,897 in 2007, 2006 and 2005, respectively. The Company recorded a gain on sale of the discontinued operations of $4,581,423, net of taxes. Prior year financial statements for 2005 present the operations of the Laser segment and Harbinger Technologies as discontinued operations.

	For the years ended December 31,
	2007	2006	2005
Sales
Nuvonyx, Inc.	$2,475,378	$6,812,288	$7,099,675
Nuvonyx Europe	—	5,546,275	1,234,515
Harbinger Technologies	686,228	5,360,068	223,359
Little Optics	—	803,467	392,898

	$3,161,606	$18,522,098	$8,950,448

Net loss before income taxes
Nuvonyx, Inc.	$(399,517)	$(12,879,826)	$(2,501,861)
Nuvonyx Europe	—	(4,039,709)	(418,804)
Harbinger Technologies	(902,027)	(1,464,297)	(62,502)
Little Optics	—	(1,135,841)	(797,016)

	$(1,301,544)	$(19,519,673)	$(3,780,183)

Net loss per share	$(0.10)	$(2.13)	$(1.23)

In conjunction with the discontinuance of operations, the Company recognized an impairment loss of $13,124,859 in 2006 to write down the related carrying amounts to their fair values less cost to sell. The impairment was allocated $11,283,204 to goodwill, $979,457 to intangibles and $862,198 to fixed assets. The assets and liabilities of the discontinued operations are presented separately under the captions “Current assets of discontinued operations,” “Noncurrent assets of discontinued operations,” “Current liabilities of discontinued operations” and “Noncurrent liabilities of discontinued operations,” in the accompanying Consolidated Balance Sheet at December 31, 2006, and consist of the following:

Assets of discontinued divisions:
Accounts receivable, net	$3,739,272
Inventories	2,836,092
Property, plant and equipment, net	1,415,308
Other assets	16,972,665

Total assets	$24,963,337

Liabilities of discontinued divisions:
Accounts payable	$1,219,536
Accrued liabilities	3,207,285
Other liabilities	1,606,408

Total liabilities	$6,033,229

10.	Segment Information

Segment information has been prepared in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. The Company has three reportable segments: detection, surveillance, and solutions. The detection segment provides chemical, biological, radiological, nuclear, and radiation detection activities. The surveillance segment provides perimeter security and monitoring. The solutions segment designs, creates, and deploys security operating systems and video networking systems.

The Company’s reportable segments are strategic business units that offer different types of products and services. They are managed separately because each unit requires different technology and marketing strategies.

Segment performance is evaluated based upon operating income or loss before income taxes and interest expense. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are accounted for at the same prices as if the sales and transfers were made to third parties.

The following is a summary of information for the Company’s reportable segments:

	For the year ended December 31, 2007
	Detection	Surveillance	Solutions	Segments Combined
Revenues from external customers	$77,159,431	$40,318,114	$18,684,069	$136,161,614
Segment operating losses	(1,491,398)	(6,765,420)	(6,902,958)	(15,159,776)
Depreciation and amortization	7,648,305	3,874,227	2,098,416	13,620,948

Segment total assets	$98,473,951	$45,779,248	$20,579,545	$164,832,745

Segment property, plant and equipment additions	$2,274,893	$782,265	$177,220	$3,234,378

	For the year ended December 31, 2006
	Detection	Surveillance	Solutions	Segments Combined
Revenues from external customers	$43,223,210	$31,990,064	$14,946,826	$90,160,100
Segment operating losses	(46,210,158)	(35,712,814)	(11,743,428)	(93,666,400)
Depreciation and amortization	8,568,985	5,630,277	3,007,297	17,206,559

Segment total assets	$95,075,727	$42,357,384	$16,510,559	$153,943,670

Segment property, plant and equipment additions	$989,925	$1,507,837	$140,550	$2,638,312

	For the year ended December 31, 2005
	Detection	Surveillance	Solutions	Segments Combined
Revenues from external customers	$11,327,205	$14,577,349	$5,495,452	$31,400,006
Segment operating losses	(1,332,417)	(1,721,838)	(3,863,988)	(6,918,243)
Depreciation and amortization	1,796,462	1,596,527	1,251,359	4,644,348

Segment total assets	$113,736,468	$71,363,839	$24,787,471	$209,887,778

Segment property, plant and equipment additions	$322,362	$698,354	$116,597	$1,137,313

Following is a reconciliation of the Company’s operating losses from reportable segments to the total Company loss before minority interest in subsidiaries’ losses and income taxes:

	For the year ended December 31,
	2007	2006	2005
Operating losses from reportable segments	$(15,159,776)	$(93,666,400)	$(6,918,243)
Unallocated general and administrative expenses	(20,966,933)	(19,360,182)	(6,062,676)
Unallocated depreciation and amortization expense	(231,272)	(28,991)	(544,641)
Interest income	833,067	370,882	125,701
Interest expense	(638,574)	(372,385)	(144,599)
Loss in equity investees	—	—	(839,639)
Other non-operating gains (losses), net	(381,532)	1,039,266	(98,377)

Loss before minority interest in subsidiaries’ losses and income taxes	$(36,545,020)	$(112,017,810)	$(14,482,474)

Following is a reconciliation of the total assets from the Company’s reportable segments to the total assets of the Company:

	As of December 31,
	2007	2006
Total assets from reportable segments	$164,832,745	$153,943,670
Cash and cash equivalents	57,536,088	2,382,644
Assets held for sale	—	24,963,337
Prepaid expenses and other assets	9,270,865	2,607,029
Deferred income taxes	189,788	350,885

Total assets	$231,829,486	$184,247,565

	For the year ended December 31,
	2007	2006	2005
Total property, plant and equipment additions from reportable segments	$3,234,378	$2,638,312	$1,137,313
Unallocated property, plant and equipment additions	1,920,396	622,628	8,060
Property, plant and equipment additions related to discontinued operations (Note 9)	—	1,525,382	630,298

	$5,154,774	$4,786,322	$1,775,671

Following is a summary of the Company’s revenue attributable to the geographic locations in which the Company operates, based on the location of customers:

	For the years ended December 31,
	2007	2006	2005
United States	$117,772,761	$73,084,392	$24,359,560
Canada	4,072,361	10,429,830	5,657,602
Europe	14,316,492	6,645,878	1,382,844

Total revenue	$136,161,614	$90,160,100	$31,400,006

Following is a summary of the Company’s long-lived assets attributable to the geographic locations in which the Company operates:

	For the years ended December 31,
	2007	2006
United States	$95,963,153	$96,797,708
Canada	3,520,480	3,908,279
Europe	5,860,429	7,108,533

Total long-lived assets	$105,344,062	$107,814,520

Following is a summary of revenue from customers by geographic locations:

	For the years ended December 31,
	2007	2006	2005
United States	$119,191,221	$75,654,824	$29,720,711
Europe	3,218,426	5,541,165	1,021,366
Asia	8,290,861	6,053,292	387,456
Canada	4,959,548	2,509,636	247,211
Other	501,558	401,183	23,262

Total revenue	$136,161,614	$90,160,100	$31,400,006

In 2007, 2006 and 2005, the Company earned 37%, 36%, and 51%, respectively, of its total revenue from product, contracts and other service sales to the U.S. government. Such revenue was earned across all the Company’s reportable segments.

No one non-U.S. government customer accounted for more than 10% of the Company’s total revenue in 2007, 2006 or 2005.

11.	Employee Benefit Plans

Effective January 1, 2006, the Company sponsors a 401(k) retirement plan (“Plan”) to provide retirement and incidental benefits for its employees. Employees may contribute a percentage of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. The Company matches employee contributions dollar for dollar up to a maximum of 3% per year per employee. Persons employed prior to December 31, 2006 are 100% vested in matching contributions. Persons employed after December 31, 2006 vest evenly over a 4 year vesting period at 25% per year. In addition, the Plan provides for discretionary contributions as determined by the Board of Directors. Such contributions to the Plan are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants.

Company matching contributions to the Plan totaled $1,107,767 and $991,695 for the years ended December 31, 2007 and 2006, respectively. The Company did not make any discretionary contributions in 2007 or 2006.

During 2006, the Company sponsored a self-insured group medical insurance plan (“Health Plan”) for the benefit of its employees. The Health Plan was designed to provide a specified level of coverage, with stop-loss coverage provided by a commercial insurer in order to limit the Company’s exposure. The Company’s maximum claim exposure per person was limited to $30,000 per year. For the year ended December 31, 2006, the Company’s claims expense totaled $2,516,047 which includes an accrual of $453,780 at December 31, 2006, for an estimated liability for claims incurred but not reported. Such liability is reported in accrued expenses and other current liabilities. Effective January 1, 2007, the Company switched to a fully insured health and welfare plan for all eligible employees and their dependents.

12.	Statements of Cash Flows

Supplemental cash flow and non-cash investing and financing information includes the following:

	At December 31,
	2007	2006	2005
Series A issued as consideration for business combinations	$—	$—	$26,610,354
Common stock issued as consideration for business combinations	—	5,803,065	68,446,534
Stock options and warrants assumed and granted in business combinations	—	182,031	11,412,566
Accounts receivable from stockholders included in other current assets related to issuances of Series A	—	—	987,500
Business combination consideration included in accounts payable	—	—	1,038,944
Business combination consideration included in accrued expenses	—	—	924,418
Escrow funds from business combinations included in accrued expenses and other current liabilities	1,844,468	1,831,222	974,995
Cash paid for interest	619,859	387,636	183,026

13.	Selected Quarterly Financial Data (Unaudited)

A summary of the quarterly operating results during 2007 and 2006 follows:

For the Year Ended December 31, 2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$26,960,560	$33,429,011	$34,229,834	$41,542,209
Gross profit	11,457,307	14,771,557	15,606,561	20,129,895
Loss from continuing operations	(10,233,089)	(9,488,650)	(7,420,950)	(8,288,734)
Net loss	(9,453,076)	(7,007,706)	(6,840,465)	(6,610,659)
Loss from continuing operations per share	$(1.05)	$(0.97)	$(0.75)	$(0.34)

Net loss per common share:
Basic and diluted	$(1.22)	$(0.96)	$(0.95)	$(0.32)

For the Year Ended December 31, 2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$19,531,437	$21,000,347	$21,050,273	$28,578,043
Gross profit	8,132,366	9,262,660	9,580,419	13,172,508
Loss from continuing operations	(10,942,797)	(12,656,437)	(12,215,920)	(75,907,204)
Net loss	(12,865,272)	(14,338,201)	(10,595,476)	(89,689,294)
Loss from continuing operations per share	$(1.20)	$(1.39)	$(1.33)	$(8.16)

Net loss per common share:
Basic and diluted	$(1.67)	$(1.66)	$(1.42)	$(9.91)

As discussed in Note 3, the Company recorded goodwill impairment of $77,326,086 in the fourth quarter of 2006, of which $11,283,204 relates to a reporting unit that is included in discontinued operations.

14.	Subsequent Event

On March 19, 2008, ICx’s Board of Directors authorized the repurchase of up to 1 million shares of the Company’s common stock at a price not to exceed $10 per share.