Form 10-K/A
period 2007-12-31
ICX TECHNOLOGIES INC
filed 2008-04-29
CIK 1334303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☐              Accelerated filer  ☐              Non-accelerated filer  ☑              Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☑

As of February 29, 2008, the registrant had 33,712,908 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 on Form 10-K/A amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2007 that we previously filed with the Securities and Exchange Commission on March 31, 2008. In accordance with General Instruction G to the Form 10-K, the information required by Items 10, 11, 12, 13 and 14 of Part III was omitted from our Form 10-K as filed and was to be incorporated by reference to our definitive proxy statement for our 2008 Annual Meeting of Stockholders. Since we will not file our proxy statement within 120 days from the end of our fiscal year, we are filing this Amendment No. 1 solely for the purpose of providing the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K. Unless otherwise expressly stated, this Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-K, or modify or update in any way disclosures contained in the original Form 10-K.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT MANAGEMENT

Executive Officers and Directors

The following table sets forth certain information with respect to our executive officers and members of our Board of Directors as of April 29, 2008:

Name	Age	Positions
Executive Officers:
Hans C. Kobler	42	President and Chief Executive Officer, Director
Deborah D. Mosier	41	Chief Financial Officer
Colin J. Cumming	55	Chief Technology Officer, President—Detection, Director
Douglas A. Knight	44	President—Solutions
Kenneth P. Rapuano	45	President—Homeland Security
Daniel T. Mongan	44	Vice President, General Counsel and Secretary

Non-Employee Directors:
Mark P. Mills (3)	55	Chairman of the Board of Directors
E. Spencer Abraham (2)(3)(4)	55	Director
Rodney E. Slater (3)(4)	53	Director
Joseph M. Jacobs (1)(2)	54	Director
Robert A. Maginn, Jr. (1)(2)(4)	51	Director
Mark L. Plaumann (1)(4)	52	Director

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the nominating and corporate governance committee.
(4)	Our Board of Directors has determined that these directors are independent pursuant to the rules of The NASDAQ Global Market.

Hans C. Kobler, President and Chief Executive Officer, Director. Hans Kobler is a co-founder and has served as our President and Chief Executive Officer and as a member of the Board of Directors since our inception. Mr. Kobler also is a founding partner of Digital Power Capital LLC, a private equity firm, and has served as its Chief Executive Officer since 2001. From 1998 to 2001, Mr. Kobler headed General Electric’s Energy Technology Investment Group, a joint effort by GE Equity and GE Structured Finance. From 1997 to 1998, Mr. Kobler served as Chief Quality Officer of GE Equity, heading its strategic investment initiative and overseeing the development of advanced underwriting methodologies. From 1992 to 1997, Mr. Kobler was a consultant with Bain & Company in its Boston, Munich and Sydney offices, where he was a member of the Buyout practice group. Mr. Kobler holds a Masters degree in Aerospace Engineering from the Technical University of Munich, an M.B.A. from the University of Texas at Austin and has attended INSEAD’s M.B.A. (SS) program.

Deborah D. Mosier, Chief Financial Officer. Debbie Mosier joined Nomadics, Inc., a wholly-owned subsidiary of ICx, as its Chief Financial Officer in 2005. She became our Chief Financial Officer in 2006. From 1995 to 2004, she served in various leadership positions, including as president, chief financial officer and a director for TMS, Inc., a publicly held technology company that developed software and provided services to enable businesses to use document imaging to solve critical business issues. From 1989 to 1996, Ms. Mosier worked in the audit practice of KPMG LLP. Ms. Mosier is a graduate of Leadership Oklahoma, holds a B.S. from Oklahoma State University and is a Certified Public Accountant.

Colin J. Cumming, Chief Technology Officer, President—Detection, Director. Colin Cumming has served as our Chief Technology Officer since 2006 and has been our President—Detection and a member of our Board of Directors since 2005. Mr. Cumming also serves as President and Chief Executive Officer of Nomadics, Inc., our wholly-owned subsidiary, a position he has held since he co-founded Nomadics in 1994. From 1985 to 1994, Mr. Cumming served as Vice President of Engineering at Frontier Engineering. Mr. Cumming received a B.S. and an M.S. in Electrical Engineering from Oklahoma State University. He has been awarded five patents and has written numerous publications on explosives detection.

Douglas A. Knight, President—Solutions. Doug Knight joined us as President of our Solutions division in 2007. Prior to joining us, Mr. Knight was the Vice President and General Manager for Global and Federal Accounts with Johnson Controls Security Systems, LLC (Johnson Controls). Before that, he served as a key manager in Scientech, Inc.’s security group from 2002 to 2007. Upon Scientech, Inc.’s acquisition by Johnson Controls, Mr. Knight managed finance and corporate support. Prior to that, Mr. Knight was a Program Manager at RJO Enterprises where he was responsible for multiple contracts providing programmatic support to the U.S. government. Mr. Knight has a B.A. and an M.A. from the University of Maryland and a J.D. from American University Washington College of Law.

Kenneth P. Rapuano, President—Homeland Security. Ken Rapuano joined us in 2007 following a long career in the field of national security. Prior to joining ICx, Mr. Rapuano served as the Deputy Intelligence Chief for the Other Coalition Forces Joint Special Operations Task Force in Afghanistan. From 2004 to 2006, Mr. Rapuano served as the Deputy Assistant to the President and Deputy Homeland Security Advisor in the White House. From 2001 to 2004, he served as Deputy Under Secretary for Nuclear Counterterrorism and as National Security Advisor to the Secretary, both at the Department of Energy. As a reserve member of the United States Marine Corps, he also served in Baghdad from May to October in 2003 as Deputy Chief of Operations for the Iraq Survey Group and was promoted to Chief of the Joint Interrogations and Debriefing Center. Mr. Rapuano served as an Infantry Officer in the United States Marine Corps from 1984 to 1988 and has served as a reserve officer since that time. He holds an M.A. in National Security Studies from Georgetown University, a B.A. in Political Science, with a minor in Education, from Middlebury College, and has attended the Marine Corps Air-Ground Task Force Intelligence Officer Course at the Navy and Marine Corps Intelligence School.

Daniel T. Mongan, Vice President, General Counsel and Secretary. Dan Mongan joined us as Vice President, General Counsel and Secretary in 2006. Mr. Mongan has over seventeen years of legal and strategic consulting services experience. From 1995 until 2001 and from 2004 to 2006, Mr. Mongan owned and operated a legal consulting practice that assisted W.L. Gore & Associates, Inc. and other corporate clients in mergers, acquisitions and strategic relationships. From 2001 to 2004, he worked for W.L. Gore & Associates as leader of Corporate Strategy and Corporate Development. Mr. Mongan was also an associate at Shearman & Sterling’s New York office from 1990 until 1995. He received his J.D. from the University of Pennsylvania and a B.S. in Chemical Engineering from the University of Delaware.

Mark P. Mills, Chairman of the Board of Directors. Mark Mills has served as our Chairman of the Board of Directors since 2006. From 2005 to 2006, Mr. Mills also served as our Chief Technology Officer. Mr. Mills is a co-founding partner of Digital Power Capital LLC, was a technology advisor to Banc of America Securities from 2000 to 2002 , and co-author of a technology investment newsletter, the Huber-Mills Digital Power Report from 1999 to 2003. Mr. Mills founded and ran a technology consulting business. He has served as a staff consultant to The White House Science Office (under President Reagan), and has worked with a number of the Federal Research Laboratories, the (former) Congressional Office of Technology Assessment and the U.S. Department of Energy. Mr. Mills holds several patents in fiber optics, defense and solid-state devices. Mr. Mills received his BSc Honours degree in Physics from Queen’s University, Canada, and is a member of numerous professional societies.

Secretary E. Spencer Abraham, Director. Spencer Abraham is the founder of The Abraham Group LLP, an international strategic consulting firm. Secretary Abraham served as Secretary of the Department of Energy from January 2001 until he resigned in November 2004. Prior to becoming Energy Secretary, Secretary Abraham represented Michigan in the United States Senate from 1995 to 2001 where he served on the Budget, Commerce, Science and Transportation, Judiciary and Small Business Committees. Before his election to the Senate, Secretary Abraham served as co-chairman of the National Republican Congressional Committee from 1991 to 1993. He holds a J.D. from Harvard University.

Secretary Rodney E. Slater, Director. Rodney Slater is currently a partner in the Transportation and Infrastructure group at Patton Boggs LLP. Secretary Slater served under President Clinton as the 13th Secretary of the Department of Transportation from 1997 to 2001. Before becoming Secretary, Mr. Slater was Administrator of the Federal Highway Administration from 1992 to 1997. From 1987 to 1992, he was a member of the Arkansas Sate Highway Commission where he attained the position of chairman. Secretary Slater graduated from Eastern Michigan University and earned a law degree at the University of Arkansas. Additionally, he received an Honorary Doctorate from Howard University in 1999.

Joseph M. Jacobs, Director. Joseph Jacobs has served as a member of our Board of Directors since 2003. Mr. Jacobs is the President of Wexford Capital LLC, an SEC registered investment advisor that he co-founded in 1994. From 1982 to 1994, Mr. Jacobs was employed by Bear Stearns & Co., Inc., where he attained the position of Senior Managing Director. From 1979 to 1982, he was employed as a commercial lending officer at Citibank, N.A. Mr. Jacobs has served on the boards and creditors’ committees of a number of public and private companies in which Wexford has held investments. Mr. Jacobs holds an M.B.A. from Harvard Business School and a B.S. in Economics from the Wharton School of the University of Pennsylvania.

Robert A. Maginn, Jr., Director. Bob Maginn has served as one of our Directors since 2006. He currently serves as Chief Executive Officer and Chairman of Jenzabar, Inc. (Jenzabar), a provider of software and services for higher education. Mr. Maginn joined Jenzabar’s Board of Directors in 1998 and became their Chief Executive Officer in March 2001. Prior to his tenure at Jenzabar, Mr. Maginn worked for over seventeen years at Bain & Company, where he attained the position of Senior Partner and Director. He holds an M.B.A. and an M.A. in Government from Harvard University.

Mark L. Plaumann, Director. Mark Plaumann has served as a member of our Board of Directors since 2006. He is currently a Managing Member of Greyhawke Capital Advisors LLC (Greyhawke), which he co-founded in 1998. Prior to founding Greyhawke, Mr. Plaumann was a Senior Vice President of Wexford Capital LLC, which indirectly holds over ten percent of our outstanding shares of capital stock. Mr. Plaumann was formerly a Managing Director of Alvarez & Marsal, Inc. and the President of American Healthcare Management, Inc. He also earned the position of Senior Manager at Ernst & Young LLP. Mr. Plaumann holds an M.B.A. and a B.A. in Business from University of Central Florida.

Board of Directors

Our Board of Directors currently consists of eight directors who will be elected annually at our annual meeting of stockholders. Our amended and restated bylaws permit our Board of Directors to establish by resolution the authorized number of directors. Nine directors are currently authorized.

Committees of the Board of Directors

During 2007, our Board of Directors established an audit committee, a compensation committee and a nominating and corporate governance committee. The composition and functioning of these committees complies with the rules of the Securities Exchange Act of 1934, as amended, and The NASDAQ Global Market that are currently applicable to us, and we intend to comply with additional requirements to the extent that they become applicable to us.

Audit Committee. The current members of our audit committee are Mr. Plaumann, Mr. Jacobs and Mr. Maginn, each of whom is a non-employee member of our Board of Directors. Mr. Plaumann serves as Chairman of our audit committee. Our Board of Directors has determined that each member of our audit committee meets the requirements for financial literacy and that Mr. Maginn and Mr. Plaumann are “independent” for audit committee purposes under the applicable rules of the NASDAQ Global Market and the Securities Exchange Act of 1934, as amended. The audit committee’s responsibilities include, but are not limited to:

•	reviewing on a continuing basis the adequacy and effectiveness of our system of internal controls and procedures for financial reporting;

•	appointing, compensating, retaining and overseeing the work of our independent auditor, including resolving disagreements between management and our independent auditor;

•	pre-approving auditing and permissible non-audit services to be provided by our independent auditor;

•

reviewing and providing guidance with respect to the external audit and the independence of our outside auditor, including reviewing the independent auditors’ proposed audit scope, approach and independence and reports submitted to the audit committee by the independent auditors in accordance with the applicable requirements of the Securities Exchange Act of 1934, as amended, and requirements under the Sarbanes-Oxley Act of 2002;

•	reviewing and discussing with management and the independent auditors our annual and quarterly financial statements and related disclosures;

•	reviewing, approving and monitoring our code of ethics as it applies to our senior financial officers;

•	providing oversight and review of our risk management policies, information technology and management information systems;

•	reviewing and approving in advance any related-party transactions;

•	establishing procedures for the receipt and retention of accounting related complaints and concerns; and

•	acting as a “Qualified Legal Compliance Committee,” as defined by the applicable rules of the SEC.

Our Board of Directors has determined that Mr. Plaumann qualifies as an “audit committee financial expert” as defined under the Securities Exchange Act of 1934 and the applicable rules of The NASDAQ Global Market. In making its determination, our Board considered the nature and scope of the experiences and responsibilities Mr. Plaumann has previously had with reporting companies.

Compensation Committee. The current members of our compensation committee are Secretary Abraham, Mr. Jacobs and Mr. Maginn. Mr. Jacobs serves as Chairman of our compensation committee. Our Board of Directors has determined that Secretary Abraham and Mr. Maginn meet the requirements for independence under the requirements of the NASDAQ Global Market and that each is a non-employee director and an outside director, as such terms are defined under Rule 16b-3 promulgated under Section 16 of the Exchange Act and Section 162(m) of the Internal Revenue Code, respectively. The charter for our compensation committee provides that if a member of the committee is not or ceases to be a non-employee director or an outside director, as the case may be, the member shall recuse himself or herself from the determination of awards made by the committee intended to be exempt from Section 16(b) of the Exchange Act pursuant to Rule 16b-3 or awards intended to be qualified performance-based compensation under Section 162(m), as the case may be. In the event of any recusal for any of those reasons, the remaining members of the compensation committee would constitute “the Committee” for the action in question for purposes of the compensation committee charter and any applicable plan administered by the committee, provided that the committee as so constituted for such action shall have at least two members. The compensation committee’s responsibilities include, but are not limited to:

•

determining or making recommendations to our Board of Directors regarding the compensation of our Chief Executive Officer, our other officers and certain employees designated by our Board of Directors;

•	reviewing and approving our executive compensation plans, programs and policies generally, including any incentive-compensation plans and equity-based plans;

•	reviewing and making recommendations to our Board of Directors regarding general compensation goals for our employees and the criteria for determining bonuses and equity compensation;

•	administering our equity compensation plans within the authority delegated by our Board of Directors; and

•	preparing the compensation discussion and analysis and compensation committee report that the SEC requires in our annual proxy statement.

Nominating and Corporate Governance Committee. The current members of our nominating and corporate governance committee are Secretary Slater, Secretary Abraham and Mr. Mills. Mr. Mills serves as Chairman of our nominating and corporate governance committee. Our Board of Directors has determined that Secretary Abraham and Secretary Slater meet the requirements for independence under the requirements of the NASDAQ Global Market. The nominating and corporate governance committee’s responsibilities include, but are not limited to:

•	reviewing annually the principles of corporate governance approved by our Board of Directors to ensure that they remain relevant and that they are being complied with;

•

determining the criteria for qualification and selection of directors for election to our Board of Directors, including developing and updating a long-term plan of the composition and size of our Board of Directors and identifying and evaluating possible director candidates against such criteria;

•	overseeing the evaluation of our Board of Directors, including, if necessary, recommending remedial action or termination of membership of individual directors;

•

reviewing periodically the charter and composition of each committee of our Board of Directors and making recommendations to our Board of Directors with respect to any changes to such charters or committee composition; and

•	reviewing and monitoring our code of ethics and actual or potential conflicts of interest of members of our Board of Directors and officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, officers, and beneficial owners of more than 10% of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities Exchange Commission (“SEC”). Such persons are also required to furnish us with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such reports received by us with respect to fiscal year 2007, or written representations from certain reporting persons, we believe that no director, officer or beneficial owner of more than 10% of outstanding common stock failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended.

Code of Business Ethics, Conduct and Resonspibility

Our Board of Directors has adopted a code of business ethics, conduct and responsibility that is applicable to all of our employees, officers and directors, including our Chief Executive Officer and Chief Financial Officer, who serves as our principal accounting officer, subject to Section 16 of the Securities Exchange Act of 1934, as amended. A copy of the code of business ethics, conduct and responsibility is available at www.icxt.com. This code is intended to deter wrongdoing and promote ethical conduct by our directors, officers, employees, agents, consultants and contractors.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Objectives of Executive Compensation Program

The objectives of our executive compensation program are to recruit and retain an executive management team with the skills necessary to achieve our business objectives and thereby create value for our shareholders. Our executive compensation program is designed to support certain key business goals, such as integrating acquired businesses and retaining key executives, that are particularly important to us as a newly established business. We implement this program through a combination of short-term fixed cash compensation, variable short-term incentive compensation and equity incentives designed to reward long-term performance and align interests of our executive officers with our shareholders.

Executive Compensation Program

Our compensation program reflects our stage of development as a company. We have a limited operating history. We were incorporated in 2003 and have grown our business since that time primarily through a series of acquisitions of geographically and technologically diverse companies. We have recruited our executive officers from other employers and our compensation for these officers reflects the outcome of negotiations with our officers through the recruitment and hiring process.

As an early stage company, retention of executive officers is a key business objective. Weathering undesirable personnel changes would be more difficult for us than for a more established company. Accordingly, our Board of Directors believes it is critical to pay sufficient base compensation and provide adequate incentives to our executive officers to ensure continuity of our management team.

We have not, prior to 2007, had a compensation committee of the Board of Directors. Our Board, however, has sought to perform annually a review of our executive officers’ compensation packages to determine whether they provide adequate incentives to achieve our business goals and whether compensation is adequate in comparison to other companies with whom we compete. In evaluating the market, our Board has relied generally on its collective experience. Our Board of Directors has analyzed the compensation of our named executive officers (as defined below in “Summary Compensation Table”) and established general budgetary guidelines for aggregate annual cash and equity compensation. General budgetary guidelines for compensation, including guidelines for officer compensation, are established annually as part of our overall budget and business plan for the year. Within these guidelines, our Board of Directors determines the amounts and types of compensation for individual executive officers based on its assessment of various factors, including our overall performance and financial condition; the performance of individual officers in achieving business plan objectives such as increasing market share, launching products and integrating acquired businesses; the roles and responsibilities of individual officers; the skills and seniority of individual officers; and the current market conditions for the respective officer’s services. Our Chief Executive Officer participates in the process of determining compensation of other officers by recommending compensation adjustments to our Board of Directors during the annual compensation review process. Our Board of Directors considers these recommendations and discusses them with our Chief Executive Officer. However, our Board of Directors retains discretion to make compensation decisions for officers. For 2007, our Board of Directors concurred with substantially all of the compensation recommendations of the Chief Executive Officer. Our Board of Directors sets the compensation of the Chief Executive Officer.

We have not retained a compensation consultant to review our policies and procedures. We also have not adopted any formal or informal policies or guidelines for allocating compensation between long-term and short-term and between cash and non-cash compensation or among different forms of non-cash compensation. Instead our compensation program has focused on offering incentives necessary on a case by case basis to recruit and retain executives from diverse backgrounds who possess the skills necessary to achieve our business objectives.

In 2007, we established a compensation committee of the Board of Directors. During 2008 we anticipate developing more formal policies and practices regarding executive compensation. Our compensation committee charter grants the committee authority to retain independent third-party consultants to review our compensation polices and procedures. In connection with our initial public offering in 2007 we also established new equity compensation plans which will enable us to provide equity incentives comparable to other publicly held corporations.

In the first quarter of 2007, our Board of Directors approved a plan to grant shares of restricted stock and restricted stock units as part of our 2006 performance bonus payments. During the second quarter of 2007, our Board of Directors approved the necessary amendments to our 2005 Stock Plan and approved restricted stock and restricted stock unit grants totaling 376,562 shares, including 33,572 shares granted in fulfillment of 2006 performance bonus payments to our officers and listed below in the “Grants of Plan-Based Awards” table. In the third quarter of 2007, our Board of Directors approved restricted stock unit grants totaling 128,249 shares, none of which were granted to our named executive officers listed below. Our Board of Directors determined the amount of the awards based on recommendations made to the Board of Directors by our Chief Executive Officer based on each individual officer’s job responsibilities and equity ownership. In each case, our Board of Directors took into consideration the incentives it believes are best tailored to recruit, retain and motivate each named executive officer.

Elements of Compensation

The following describes each element of our executive compensation program and discusses determinations regarding compensation for the 2007 fiscal year:

Base Compensation. Our Board of Directors set named executive officer base salaries based on the skills, experience and scope of responsibilities of each executive, taking into account the salaries believed to be paid by other companies for similar positions. Our Board of Directors reviews base salaries annually. Base salaries have been adjusted from time to time to reflect each executive’s overall contribution and to conform salaries to market levels. Factors considered by our Board of Directors to determine overall compensation included the recommendations of our Chief Executive Officer and the Board of Directors’ assessment of the relative performance of individual officers in achieving business goals, including increasing our market share, launching new products and integrating acquired businesses. Our Board of Directors has relied primarily on its business experience to negotiate base salaries and to determine market levels for officer compensation. Our named executive officers’ base salaries were determined in the context of negotiated employment agreements. During 2007, the Board of Directors and Chief Executive Officer discussed the Chief Executive Officer’s future role and increased the base salary of our Chief Executive Officer in 2007 by $170,000 from an annual salary of $280,000 to $450,000 in connection with the extension and renegotiation of this employment agreement. The new employment agreement increased the base compensation and equity participation of our Chief Executive Officer to amounts deemed necessary by the Board of Directors to retain the services of our Chief Executive Officer and to align his interests over the long-term with those of our stockholders. Our Board of Directors increased the compensation of our Chief Executive Officer to reflect his increased responsibilities and to adjust his salary to the level the Board of Directors determined through experience in business management and investment to be consistent with prevailing market compensation practices. The Board did not use a third-party compensation consultant or engage in formal benchmarking of base salaries.

Annual Incentive Bonuses. Each named executive officer is generally eligible to receive annual discretionary cash or equity bonuses based on achievement of financial and operational goals as well as individual annual performance objectives. Our Board of Directors determines annual bonus payments, subject to limitations as set forth in individual employment agreements with our named executive officers. Annual financial and non-financial performance objectives are approved by our Board of Directors as part of our annual business operating plan, and the key performance objectives considered by the Board of Directors in 2007 were increasing market share, developing new products, establishing the ICx brand and integrating acquired businesses. Our

Chief Executive Officer made recommendations to our Board of Directors regarding performance objectives and awards for named executive officers other than himself. Performance objectives and awards for our Chief Executive Officer were determined solely by the Board of Directors without the participation of the Chief Executive Officer. Our Board of Directors did not exclusively use numerical targets based on factors such as revenues or earnings to determine annual bonuses. Our Board believes strict adherence to such targets is impractical for a developing early stage business such as ours. Instead, our Board of Directors believes it is preferable to retain discretion to determine awards based on performance of our executive officers in achieving financial and non-financial business objectives such as growth in product revenue, expansion of margins and the integration of various businesses.

Stock Options and Equity Awards. We design our equity programs to align employees’ interests with those of our shareholders. Equity award grants are made at the commencement of employment and thereafter from time to time following a significant change in job responsibilities, to reward achievement or to meet other specific retention objectives. These awards are independent from the annual performance bonus awards described above. Our Board of Directors determined the size and type of equity awards taking into account recommendations of management. Our Chief Executive Officer makes recommendations to our Board of Directors for equity awards for officers other than himself based on his knowledge of the individual officer’s job responsibilities, seniority and equity ownership. Our Board of Directors determines the equity awards for our Chief Executive Officer without considering recommendations of management. Differences in executive compensation reflect determination by our Board of Directors in individual cases of appropriate compensation necessary to effectively reward, incentivize and retain key personnel. The terms of the initial equity grants made to each named executive officer upon joining the company are primarily based on competitive conditions applicable to the executive officer’s specific position. We grant equity awards at or above the fair market price of our common stock on the grant date. We have utilized premium price option and restricted stock unit grants to provide an increased incentive for executive officers to maximize shareholder value. We made the equity awards, other than equity bonuses described in the previous paragraph, that are reflected in the following tables primarily in the context of negotiated employment agreements. Equity awards granted after 2007 reflect our policy decision to transition from granting options to granting restricted stock and restricted stock unit awards that are subject to vesting over time. Our Board of Directors believes such full-value awards are more effective than options in aligning executive interests with those of stockholders and provide a more balanced incentive to employees given the fluctuating value of underlying shares. We have not currently adopted stock ownership or equity grant guidelines but we may implement guidelines regarding the issuance of new equity awards in the future.

Severance and Change of Control Arrangements. We have granted severance and change of control arrangements to certain of our named executive officers. The terms of these benefits are described under the caption “Potential Payments Upon Termination of Change of Control.” We believe these arrangements are competitive with arrangements offered to senior executives by companies with whom we compete for executives and are necessary to the achievement of our business objective of management retention. We anticipate granting additional severance and change of control arrangements in 2008 as necessary, in the discretion of the compensation committee and the Board of Directors, to retain the services of executive officers and key employees.

Other Benefits. Our named executive officers are eligible to participate in our employee benefit plans provided for employees, including 401(k), group medical and dental insurance, group life insurance and short- and long-term disability insurance.

Role of Executives in Establishing Compensation. Our Chief Financial Officer has formal responsibility for our human resources function. In this capacity, our Chief Financial Officer participates in the development of certain executive compensation programs, particularly with respect to annual incentive bonuses, stock options and equity awards. Once formulated, these programs are reviewed by our Chief Executive Officer and other executive officers whose input may be sought from time to time. These proposed programs are then submitted to the Board of Directors for review and approval. While our Chief Executive Officer and Chief Financial Officer may be asked to perform research, develop compensation programs and provide recommendations to our Board of Directors, our Board of Directors exercises sole discretion with respect to executive compensation matters and considers and approves all compensation awards. Our Chief Financial Officer is responsible for the implementation, execution and operation of our compensation programs, as directed by our Chief Executive Officer and Board of Directors.

Compensation Committee Activity

Following its formation in 2007, our compensation committee met concurrently with our Board of Directors and did not hold any separate meetings. We anticipate that during 2008 our compensation committee will hold separate meetings and assume primary responsibility for executive compensation matters on behalf of our Board of Directors.

Compensation Committee Interlocks and Insider Participation

DP1, LLC (DPI) and Valentis SB, L.P. (Valentis) directly hold more than 5% of our capital stock. Joseph Jacobs, a member of our Board of Directors, is a managing member of Wexford Capital LLC, which is the manager or investment manager to DP1, Valentis, Wexford Spectrum Investors LLC, Wexford Catalyst Investors LLC, Debello Investors LLC and Mariner Voyager Master Fund, Ltd. (together, the Wexford Entities). Mark Mills, the Chairman of our Board of Directors, and Hans Kobler, our President and Chief Executive Officer and a member of our Board of Directors, each has an indirect ownership interest in DP1 and Valentis through an affiliate of DP1, but otherwise each disclaims beneficial ownership of the shares held by DP1. These ownership interests are described under the caption “Principal Stockholders.” Mr. Kobler serves on the investment advisory committee of Digital Power Capital, LLC, which is indirectly our largest stockholder and an affiliate of Wexford VI Advisors LLC, an affiliate of DP1 and Valentis. Messrs. Kobler and Mills also each have a contractual relationship with certain Wexford Entities pursuant to which Messrs. Kobler and Mills will each receive a payment to be determined based on the net profits realized by the Wexford Entities from certain investments made by them, including their investments in us. Messrs. Kobler and Mills have neither investment nor voting authority over the shares of our stock owned by the Wexford Entities.

Compensation Committee Report

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussions, the compensation committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K/A.

THE COMPENSATION COMMITTEE

E. Spencer Abraham

Joseph M. Jacobs

Robert A. Maginn, Jr.

Summary Compensation Table

The following table summarizes compensation for our Chief Executive Officer, Chief Financial Officer and our three other most highly compensated executive officers (collectively, our “named executive officers”) for the years ended December 31, 2007 and 2006.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (2)	All Other Compensation ($) (3)		Total ($)
Hans C. Kobler	2007	$324,230	$127,500	$145,262	$250,118	$8,290	(4)	$855,400
President and Chief Executive Officer, and Director	2006	280,000	80,000	—	496,882	8,040	(4)	864,922

Deborah D. Mosier (5)	2007	175,673	20,000	251,680	22,516	5,004	(6)	474,873
Chief Financial Officer	2006	138,943	20,000	—	25,285	1,824	(6)	186,052

Kenneth P. Rapuano	2007	125,962	150,000	65,541	—	2,866	(7)	344,369
President—Homeland Security	2006	—	—	—	—	—		—

Doman O. McArthur (8)	2007	240,961	25,000	—	54,965	7,895	(9)	328,821
Senior Vice President—Strategic Business Development and Government Relations	2006	251,202	25,000	—	54,296	810	(9)	331,308

Colin J. Cumming	2007	197,024	100,000	6,880	—	8,297	(10)	312,201
Chief Technology Officer, President—Detection and Director	2006	157,574	104,000	—	102,557	5,522	(10)	369,653

(1)	Amounts shown do not reflect compensation actually received by the named executive officers. Rather, the amounts represent stock-based compensation expense for fiscal year 2007 for shares issuable upon the vesting of restricted stock units granted in 2007 as calculated in accordance with SFAS 123R, excluding any assumption for future forfeitures, as presented in our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. All other assumptions used to calculate expense amounts are described in Notes 1 and 8 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. There were no actual forfeitures of stock awards by any named executive officers during 2006 or 2007.
(2)	Amounts shown do not reflect compensation actually received by the named executive officer. Rather, the amounts represent compensation expense for fiscal 2007 for stock options as calculated in accordance with SFAS 123R, excluding any assumption for future forfeitures, as presented in our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. There were no actual forfeitures of stock options by any named executive officers during 2006 or 2007. There were no stock options granted during 2007. The accounting methods and assumptions used to calculate the expense amounts shown for stock options granted during 2006 are described in Notes 1 and 8 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.
(3)	Amounts represent actual cash expenses incurred by us.
(4)	Amounts presented for 2007 include $7,750 in matching 401(k) contributions and $540 in life insurance premiums for the benefit of Mr. Kobler. Amounts presented for 2006 include $7,500 in matching 401(k) contributions and $540 in life insurance premiums for the benefit of Mr. Kobler.
(5)	Ms. Mosier was named to the position of Chief Financial Officer in September 2006. Prior to such time, she served as the Chief Financial Officer of Nomadics, Inc., one of our wholly owned subsidiaries (Nomadics). The compensation information presented in this table reflects Ms. Mosier’s compensation received from both us and Nomadics.
(6)	Amounts presented for 2007 include $4,644 in matching 401(k) contributions and $360 in life insurance premiums for the benefit of Ms. Mosier. Amounts presented for 2006 include $239 in matching 401(k)

contributions from Nomadics received during Ms. Mosier’s tenure as Nomadics’ Chief Financial Officer and $1,448 in matching 401(k) contributions and $137 in life insurance premiums for the benefit of Ms. Mosier from us.

(7)	Amounts presented for 2007 include $2,596 in matching 401(k) contributions and $270 in life insurance premiums for the benefit of Mr. Rapuano.
(8)	Mr. McArthur’s employment with us terminated in March 2008.
(9)	Amounts presented for 2007 include $7,085 in matching 401(k) contributions and $810 in life insurance premiums for the benefit of Mr. McArthur. Amounts presented for 2006 include $820 in life insurance premiums for the benefit of Mr. McArthur.
(10)	Amounts presented for 2007 include $8,222 in matching 401(k) contributions and $75 in life insurance premiums for the benefit of Mr. Cumming. Amounts presented for 2006 include $5,447 in matching 401(k) contributions and $75 in life insurance premiums for the benefit of Mr. Cumming.

Grants of Plan-Based Awards

The following table sets forth certain information about stock and option awards and equity and non-equity incentive awards granted to our named executive officers during the year ended December 31, 2007. All numbers representing shares, options and per share amounts have been adjusted to reflect a two-for-one reverse stock split as of November 7, 2007.

Name	Grant Date	All Other Stock Awards; Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock and Option Awards ($/Sh)
Hans C. Kobler (1)	6/12/07	100,000		$1,162,000
Deborah D. Mosier (2)(3)	11/7/07 11/7/07	1,500 40,000	$ $	24,000 640,000
Kenneth P. Rapuano (4)	8/2/07	50,000		$633,000
Doman O. McArthur (2)	11/7/07	1,000		$16,000
Colin J. Cumming (2)	11/7/07	1,500		$24,000

(1)	Mr. Kobler was awarded 100,000 restricted stock units in connection with an employment agreement on June 12, 2007. The grant date fair value for these restricted stock units was determined to be $11.62. The assumptions made in determining this value are described in Notes 1 and 8 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.
(2)	The grant date fair value was determined to be $16.00, the fair market value of our common stock based on the initial public offering price, which was declared effective and priced on the grant date. The assumptions made in determining this value are described in Notes 1 and 8 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.
(3)	The grant date fair value was determined to be $16.00, the fair market value of our common stock based on the initial public offering price, which was declared effective and priced on the grant date. The assumptions made in determining this value are described in Notes 1 and 8 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.
(4)	The grant date fair value was determined to be $12.66. The assumptions made in determining this value are disclosed in Notes 1 and 8 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information about the equity awards we have made to our named executive officers which are outstanding as of December 31, 2007. All numbers representing shares, options and per share amounts have been adjusted to reflect a two-for-one reverse stock split as of November 7, 2007.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of shares or Units of Stock That Have Not Vested ($)
Hans C. Kobler	375,000	—		$15.00	2/3/16	—		—
	—	—		—	—	87,499	(1)	$841,741

Deborah D. Mosier	800	400	(2)	$3.50	4/1/15	—		—
	4,000	2,000	(2)	$3.50	11/21/14	—		—
	2,166	1,834	(3)	$10.00	10/11/15	—		—
	—	—		—	—	5,000	(4)	48,100
	—	—		—	—	1,125	(5)	10,823
	—	—		—	—	26,667	(6)	256,537

Kenneth P. Rapuano	—	—		—	—	50,000	(7)	481,000

Doman O. McArthur	32,079	17,921	(8)	$10.00	6/14/08	—		—
	—	—		—	—	5,000	(9)	48,100
	—	—		—	—	750	(10)	7,215

Colin J. Cumming	40,000	—		$10.00	10/11/15	—		—
	—	—		—	—	7,382	(4)	71,015
	—	—		—	—	1,125	(5)	10,823

(1)	Mr. Kobler’s restricted stock units granted on October 1, 2007 vest monthly through September 2009.
(2)	Ms. Mosier’s options granted on August 24, 2005 become fully vested on April 1, 2008.
(3)	Ms. Mosier’s options granted on October 11, 2005 vest in equal increments on a monthly basis until becoming fully vested in February 2010.
(4)	Ms. Mosier’s and Mr. Cumming’s restricted stock units granted on March 15, 2007 vest in equal increments on March 15, 2008 and 2009.
(5)	Ms. Mosier’s and Mr. Cumming’s restricted stock units granted on November 7, 2007 vest in equal increments on November 7, 2008, 2009 and 2010.
(6)	Ms. Mosier’s restricted stock units granted on November 7, 2007 vest in equal increments on November 7, 2008 and 2009.
(7)	Twenty-five percent of the restricted stock units granted to Mr. Rapuano on August 2, 2007 vest on August 2, 2008. The remaining units vest in equal increments beginning September 2, 2008 and on a monthly basis thereafter until becoming fully vested in August 2011.
(8)	Mr. McArthur’s options granted on October 11, 2005 were to vest in equal increments on a monthly basis until becoming fully vested in February 2010. Further vesting ceased as of March 16, 2008 in connection with the termination of Mr. McArthur’s employment.
(9)	Mr. McArthur’s restricted stock units granted on March 15, 2007 were to vest in equal increments on March 15, 2008 and 2009. Further vesting ceased as of March 16, 2008 in connection with the termination of Mr. McArthur’s employment.
(10)	Mr. McArthur’s restricted stock units granted on November 7, 2007 were to vest in equal increments on November 7, 2008, 2009 and 2010. Further vesting ceased as of March 16, 2008 in connection with the termination of Mr. McArthur’s employment.

Option Exercises and Stock Vested

The following table sets forth certain information about the value realized by our named executive officers on option award exercises and stock award vesting during the year ended December 31, 2007. All numbers representing shares, options and per share amounts have been adjusted to reflect a two-for-one reverse stock split as of November 7, 2007.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Hans C. Kobler	12,501	$127,219
Deborah D. Mosier	16,208	234,328
Doman O. McArthur	2,750	44,000
Colin J. Cumming	4,065	65,040
Kenneth P. Rapuano	—	—

Potential Payments upon Termination or Change of Control

We have entered into agreements and maintain certain plans that will require us to provide compensation to certain named executive officers in the event of a termination of employment or a termination due to a change of control of the company. The following tables show potential payments to our named executive officers assuming a December 31, 2007 termination date and, where applicable, using the closing price of our common stock of $9.62 (as reported by the NASDAQ Stock Market as of December 31, 2007).

Hans C. Kobler

We entered into an employment agreement with Hans Kobler, our President and Chief Executive Officer, which has been amended and extended through September 30, 2009. Mr Kobler’s employment is at-will, and either we or Mr. Kobler may terminate his employment with us at any time and for any reason. Pursuant to Mr. Kobler’s extended employment agreement, we agreed to pay Mr. Kobler an annual base salary of $450,000 with an annual bonus to be determined by the compensation committee of the Board of Directors. Mr. Kobler received a signing bonus of $50,000 upon entry into the extended employment agreement, and received an additional bonus amount of $37,500 in cash and 100,000 restricted stock units on October 1, 2007, the effective date of the agreement. The restricted stock units qualify for monthly vesting over a twenty-four month period. If Mr. Kobler’s employment is terminated for any reason on a change of control, the qualified portions of Mr. Kobler’s restricted stock unit grant shall accelerate vesting immediately by an amount that would vest over the lesser of (i) 12 months or (ii) the number of months remaining in the term of the agreement and any unqualified restricted shares shall be forfeited to the company. Upon termination of Mr. Kobler’s employment, he will be entitled to receive (i) any base salary earned but unpaid through the date of his termination, and (ii) all accrued vacation, expense reimbursements and other benefits he is due through the date of his termination. If we terminate Mr. Kobler’s employment without cause or for reasons other than death or disability, or if Mr. Kobler resigns for good reason including due to a change of control, he will be entitled to receive payment of cash severance of $750,000 over a period of twelve months following the date of his termination. Continued severance is conditioned on compliance with a non-compete agreement. If Mr. Kobler’s employment is terminated between September 30, 2008 and September 30, 2009, we may in our discretion elect to pay Mr. Kobler severance for up to twelve months during which time Mr. Kobler would be subject to the provisions of a non-compete agreement. In the event we elect not to pay Mr. Kobler severance, he would be released from the non-compete agreement.

Assuming Mr. Kobler’s employment terminated on December 31, 2007, by virtue of the agreement described above, he would be entitled to benefits with the value set forth in the table below:

Executive Benefits and Payments Upon Termination	Voluntary Termination, Retirement	Involuntary Not For Cause Termination	Involntary Termination After Change of control	For Cause Termination, Death or Disability
Compensation
Base Salary	$10,385	$760,385	$760,385	$10,385
Annual Incentive	—	—	—	—
Stock Options (unvested and accelerated)	—	—	—	—
Deferred Stock Awards (unvested and accelerated)	—	—	841,740	—

Total	$10,385	$760,385	$1,602,125	$10,385

Deborah D. Mosier

Deborah D. Mosier, our Chief Financial Officer, is not a party to an existing contract, agreement, plan or arrangement, whether written or unwritten, involving a change of control or termination of employment that would result in a benefit to her upon such event. Assuming Ms. Mosier’s employment terminated on December 31, 2007, she would be entitled to $4,038, the amount of accrued but unpaid salary at December 31, 2007, which would be paid upon termination.

Kenneth P. Rapuano

We entered into an employment agreement with Kenneth P. Rapuano, our President—Surveillance, on July 1, 2007. Mr. Rapuano’s employment is at-will, and either we or Mr. Rapuano may terminate his employment at any time and for any reason. Pursuant to Mr. Rapuano’s employment agreement, he was granted shares of restricted stock units. All such units that remain unvested shall become fully vested in the event Mr. Rapuano’s employment is terminated by us without cause at any time following a change of control. If employment is terminated by us other than for cause, death or disability, Mr. Rapuano will receive an amount equal to his current base salary for a period of twelve months and any continued vesting of any restricted stock units for that same twelve month period.

Assuming Mr. Rapuano’s employment terminated on December 31, 2007, by virtue of the agreement described above, he would be entitled to benefits with the value set forth in the table below:

Executive Benefits and Payments Upon Termination	Voluntary Termination, Retirement	Involuntary Not For Cause Termination	Involntary Termination After Change of Control	For Cause Termination, Death or Disability
Compensation
Base Salary	$5,769	$5,769	$255,769	$5,769
Annual Incentive	—	—	—	—
Stock Options (unvested and accelerated)	—	—	—	—
Deferred Stock Awards (unvested and accelerated)	—	—	160,327	—

Total	$5,769	$5,769	$416,096	$5,769

Doman O. McArthur

On June 20, 2005, we entered into an employment agreement with Doman O. McArthur. On March 16, 2008, we entered into an agreement with Mr. McArthur pursuant to which his employment was terminated. Pursuant to Mr. McArthur’s employment agreement, upon involuntary termination of employment for reasons other than cause, death or disability, Mr. McArthur would receive severance pay at a rate equal to his base salary rate, as then in effect, for a period of three months from the date of termination or until twelve months from his employment date, whichever is longer.

Assuming Mr. McArthur’s employment terminated on December 31, 2007, by virtue of his employment agreement described above, he would be entitled to benefits with the value set forth in the table below:

Executive Benefits and Payments Upon Termination	Voluntary Termination, Retirement	Involuntary Not For Cause Termination	Involuntary Termination After Change In Control	For Cause Termination, Death or Disability
Compensation
Base Salary	$5,769	$57,692	57,692	$5,769
Annual Incentive	—	—	—	—
Stock Options (unvested and accelerated)	—	—	—	—
Deferred Stock Awards (unvested and accelerated)	—	—	—	—

Total	$5,679	$57,692	$57,692	$5,769

Pursuant to Mr. McArthur’s termination agreement, Mr. McArthur received a severance payment of $250,000 to be paid in two installments, 50% in March 2008 and 50% in June 2008, in lieu of the severance benefits set forth in the employment agreement and reflected in the above table. The termination agreement terminated any further vesting of stock options and restricted stock held by Mr. McArthur.

Colin J. Cumming

Nomadics, Inc., our wholly-owned subsidiary, entered into an employment agreement with Colin J. Cumming, our Chief Technology Officer and President—Detection, effective as of August 24, 2005. Pursuant to this employment agreement, Nomadics agreed to pay Mr. Cumming an annualized base salary and an annual bonus to be determined by Nomadics’ Board of Directors. In addition, Nomadics will continue to maintain life insurance policies for Mr. Cumming of $3,500,000 in the aggregate. Nomadics will also reimburse Mr. Cumming for reasonable travel, entertainment or other expenses incurred by Mr. Cumming in furtherance of or in connection with the performance of his duties to Nomadics. Upon Mr. Cumming’s termination from Nomadics, he shall receive (i) any base salary earned but unpaid through the date of his termination, (ii) any accrued but unpaid bonus, (iii) all accrued vacation, expense reimbursements and any other benefits due to him, and (iv) Nomadics shall assign all of the rights, titles and interests it has in the life insurance policies on Mr. Cumming to him. If Nomadics terminates Mr. Cumming’s employment without cause or for reasons other than death or disability, then, in addition to the above, Mr. Cumming will be entitled to continue to receive payment of his base salary for twelve months following the date of his termination subject to compliance with a non-compete agreement. Nomadics at its sole discretion may extend Mr. Cummings severance for an additional twelve month period at 200% of his base salary in connection with the extension of his non-compete agreement.

Assuming Mr. Cumming’s employment terminated on December 31, 2007, by virtue of the agreement described above, he would be entitled to benefits with the value set forth in the table below:

Executive Benefits and Payments Upon Termination	Voluntary Termination, Retirement	Involuntary Not For Cause Termination	Involuntary Termination After Change of Control	For Cause Termination, Death or Disability
Compensation
Base Salary	$8,333	$208,333	$208,333	$8,333
Annual Incentive	—	—	—	—
Stock Options (unvested and accelerated)	—	—	—	—
Deferred Stock Awards (unvested and accelerated)	—	—	—	—

Total	$8,333	$208,333	$208,333	$8,333

Director Compensation

The table below summarizes the compensation paid by us to our non-employee directors during the year ended December 31, 2007. All numbers representing shares, options and per share amounts have been adjusted to reflect a two-for-one reverse stock split as of November 7, 2007.

Name	Fees Earned or Paid in Cash ($)		Option Awards ($)		Total ($)
Mark P. Mills	$80,000		$—		$80,000
Joseph M. Jacobs	—		2,792	(1)	2,792
Mark L. Plaumann	50,000	(2)	7,676	(3)	57,676
Robert A. Maginn, Jr.	35,000		5,118		40,118
E. Spencer Abraham	60,000		20,289		80,289
Rodney E. Slater	60,000		10,236		50,236

(1)	Mr. Jacobs assigned his options to Wexford Capital LLC.
(2)	Mr. Plaumann assigned his board fees to Greyhawke Capital LLC.
(3)	Mr. Plaumann assigned his options to Greyhawke Capital LLC.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of December 31, 2007 with respect to the shares of our common stock that may be issued under our existing equity compensation plans. All numbers representing shares, options and per share amounts have been adjusted to reflect a two-for-one reverse stock split as of November 7, 2007.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Shareholders	2,656,851	$8.56	18,187,819
Equity Compensation Plans Not Approved by Shareholders	—	—	—

Total	2,656,851	$8.56	18,187,819

Principal Stockholders

The following table provides information about the beneficial ownership of our common stock as of March 31, 2008, by:

•	each person or entity known by us to own beneficially more than five percent of our common stock;

•	each of our current named executive officers;

•	each of our directors; and

•	all of our current executive officers and directors as a group.

All numbers representing shares, options and per share amounts have been adjusted to reflect a two-for-one reverse stock split as of November 7, 2007.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Outstanding	Right to Acquire	Total	Percent
Entities affiliated with Wexford Capital LLC (1) 411 W. Putnam Avenue Greenwich, CT 06830	21,533,226	377,750	21,910,976	65.34%

Mark P. Mills (1)(2) 2100 Crystal Drive Suite 650 Arlington, VA 22202	21,533,226	565,250	22,098,476	65.90%

Hans C. Kobler (1)(3) 2100 Crystal Drive Suite 650 Arlington, VA 22202	21,633,226	752,750	22,385,976	66.76%

Colin J. Cumming (4) 1024 S. Innovation Way Stillwater, OK 74074	1,102,529	40,000	1,142,529	3.41%

Douglas A. Knight (5) 2100 Crystal Drive Suite 650 Arlington, VA 22202	29,000	—	29,000	*

Daniel T. Mongan (6) 2100 Crystal Drive Suite 650 Arlington, VA 22202	23,000	6,249	29,249	*

Deborah D. Mosier (7) 1024 S. Innovation Way Stillwater, OK 74074	40,000	12,016	61,016	*

Kenneth P. Rapuano (8) 2100 Crystal Drive Suite 650 Arlington, VA 22202	50,000	—	50,000	*

E. Spencer Abraham (9) 2100 Crystal Drive Suite 650 Arlington, VA 22202	3,750	16,500	20,250	*

Joseph M. Jacobs (1) (11) 411 W Putnam Avenue Greenwich, CT 06930	21,533,226	377,750	21,910,976	65.34%

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Outstanding	Right to Acquire	Total	Percent
Robert A. Maginn, Jr. (9) 2100 Crystal Drive Suite 650 Arlington, VA 22202	85,000	5,500	90,500	*

Mark L. Plaumann (10) 2100 Crystal Drive Suite 650 Arlington, VA 22202	—	8,250	8,250	*

Rodney E. Slater (10) 2100 Crystal Drive Suite 650 Arlington, VA 22202	—	11,000	11,000	*

Directors and Executive Officers as a group (12 persons) (12)	1,445,038	662,015	2,107,053	71.62%

*	Less than one percent.
(1)	Represents: (a) 16,876,168 shares of common stock held by DP1 LLC, (b) 2,677,058 shares of common stock and 375,000 shares of common stock issuable upon exercise of a warrant held by Valentis SB, L.P. (the Valentis Warrant), (c) 1,000,000 shares of common stock held by Wexford Spectrum Investors LLC, (d) 670,000 shares of common stock held by Wexford Catalyst Investors LLC, (e) 260,000 shares of common stock held by Debello Investors LLC, (f) 50,000 shares of common stock held by Mariner Voyager Master Fund, LTD, and (g) options to purchase 2,750 shares of common stock, which were initially issued to Mr. Joseph Jacobs and assigned by him to Wexford Capital LLC. Wexford Capital LLC is the manager or investment manager to DP1 LLC, Valentis SB, L.P., Wexford Spectrum Investors LLC, Wexford Catalyst Investors LLC, Debello Investors LLC and Mariner Voyager Master Fund, Ltd. (together, the Wexford Entities) and as such, may be deemed to beneficially own all the shares of that are owned by the Wexford Entities. Mr. Jacobs, as a managing member of Wexford Capital LLC, may be deemed to beneficially own all the shares of stock which are owned by the Wexford Entities. Wexford Capital LLC and Mr. Jacobs’ disclaims beneficial ownership of the securities owned by the Wexford Entities, except in Mr. Jacobs’ case, to the extent of his direct interest in each of the members of the Wexford Entities. Each of Messrs. Kobler and Mills may be deemed to have an indirect ownership interest in the Wexford Entities through their agreements with the Wexford Entities. Each of Messrs. Kobler and Mills disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.
(2)	Mr. Mills disclaims beneficial ownership of the 21,533,226 shares outstanding, which are owned by the Wexford Entities, except to the extent of his pecuniary interest therein. The right to acquire shares includes 187,500 shares that are subject to options that are immediately exercisable or exercisable within 60 days of March 31, 2008 and 377,750 shares relating to the Valentis Warrant of which Mr. Mills disclaims beneficial ownership except to the extent of his pecuniary interest therein. The entities affiliated with Wexford Capital LLC will be entitled to certain rights with respect to registration of 21,533,226 shares.
(3)	Mr. Kobler disclaims beneficial ownership of the 21,533,226 shares outstanding, which are owned by the Wexford Entities, except to the extent of his pecuniary interest therein. The right to acquire shares includes 375,000 shares that are subject to options that are immediately exercisable or exercisable within 60 days of March 31, 2008 and 377,750 shares relating to the Valentis Warrant of which Mr. Kobler disclaims beneficial ownership except to the extent of his pecuniary interest therein. Shares outstanding include 74,998 shares of unvested restricted stock that will fully vest on September 30, 2009. The entities affiliated with Wexford Capital LLC will be entitled to certain rights with respect to registration of 21,533,226 shares.
(4)	Shares outstanding include 3,691 shares of unvested restricted stock that will fully vest on March 15, 2009 and 1,125 shares of unvested restricted stock that will fully vest on November 7, 2010. The right to acquire shares includes 40,000 shares subject to options that are immediately exercisable or exercisable within 60 days of March 31, 2008. Mr. Cumming will be entitled to certain rights with respect to registration of 1,089,957 shares.

(5)	Shares outstanding include 21,750 shares of unvested restricted stock that vest in three equal installments on May 23, 2008, 2009 and 2010.
(6)	Shares outstanding include 5,000 shares of series A preferred stock convertible on a one-for-one basis into common stock, 4,167 shares of unvested restricted stock that will fully vest on March 15, 2009, 3,334 unvested restricted stock units that vest in two equal installments on August 2, 2008 and 2009, and 375 unvested restricted stock units that will fully vest on November 7, 2010. The right to acquire shares includes 6,249 shares subject to options that are immediately exercisable or exercisable within 60 days of March 31, 2008.
(7)	Shares outstanding include 2,500 shares of unvested restricted stock that will fully vest on March 15, 2009 and 27,792 shares of unvested restricted stock that will fully vest on November 7, 2010. The right to acquire shares includes 12,016 shares subject to options that are immediately exercisable or exercisable within 60 days of March 31, 2008.
(8)	Represents unvested restricted stock units of which 12,500 units vest on August 2, 2008 with the remaining 37,500 units vesting in equal installments monthly thereafter.
(9)	Shares outstanding represents 85,000 shares of common stock held by New Media Investors XV, LLC. Represents shares subject to options that are immediately exercisable or exercisable within 60 days of March 31, 2008.
(10)	Mr. Jacobs is a managing member of Wexford Capital LLC and of certain affiliates of the Wexford Entities. Wexford Capital LLC is an advisor or sub-advisor to the investment funds that indirectly own or control the Wexford Entities. Mr. Jacobs disclaims beneficial ownership of the 21,533,226 shares owned by the Wexford Entities and the shares relating to the Valentis Warrant except to the extent of his pecuniary interest therein. In addition, Mr. Jacobs has assigned to Wexford Capital LLC the option to purchase 2,750 shares of our common stock.
(11)	Shares outstanding exclude 21,533,226 shares owned by the Wexford Entities of which Messrs. Kobler, Mills and Jacobs disclaim beneficial ownership except to the extent of their pecuniary interests therein. Right to acquire shares includes 662.015 shares that are subject to options that are immediately exercisable or exercisable within 60 days of March 31, 2008 and excludes the option to purchase 2,750 shares of our common stock, which was issued to Mr. Jacobs and subsequently assigned by him to Wexford Capital LLC, and the shares relating to the Valentis Warrant of which Messrs. Kobler, Mills and Jacobs disclaim beneficial ownership except to the extent of their pecuniary interests therein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transaction Policy

We have adopted a written policy whereby certain independent members of our Board of Directors review and approve all related party transactions. Our Board of Directors has delegated to the Audit Committee the responsibility to review and approve in advance any related party transactions.

Wexford Capital LLC and Related Entities

Wexford Capital LLC is the manager or investment manager to DP1 LLC, Valentis SB, L.P., Wexford Spectrum Investors LLC, Wexford Catalyst Investors LLC, Debello Investors LLC and Mariner Voyager Master Fund, Ltd. (together, the Wexford Entities), each of which holds shares or rights to acquire our shares. The Wexford Entities beneficially own 65.34% of our outstanding capital stock. In addition, Valentis SB, L.P. holds a warrant to purchase 375,000 shares of our common stock. The Wexford Entities, in turn, are directly or indirectly owned by a series of private investment funds (the Wexford Funds) sponsored and controlled by Wexford Capital LLC. Wexford Capital LLC has discretionary control over and the authority to vote the common stock owned by the Wexford Entities.

DP1, LLC (DPI) and Valentis SB, L.P. (Valentis) each directly hold more than 5% of our capital stock. Joseph Jacobs, a member of our Board of Directors, is a managing member of Wexford Capital LLC, which is the manager or investment manager to each of the Wexford Entities. Mark Mills, the Chairman of our Board of Directors, and Hans Kobler, our President and Chief Executive Officer and a member of our Board of Directors, each has an indirect ownership interest in DP1 and Valentis through an affiliate of DP1, but otherwise each disclaims beneficial ownership of the shares held by DP1. These ownership interests are described under the caption “Principal Stockholders.” Mr. Kobler serves on the investment advisory committee of Digital Power Capital, LLC, which is indirectly our largest stockholder and an affiliate of Wexford VI Advisors LLC, an affiliate of DP1 and Valentis. Messrs. Kobler and Mills also each have a contractual relationship with certain Wexford Entities pursuant to which Messrs. Kobler and Mills will each receive a payment to be determined based on, in each case, five percent of the net profits in excess of a preferred return realized by the Wexford Entities from certain investments made by them, including their investments in us. Messrs. Kobler and Mills have neither investment nor voting authority over the shares of our stock owned by the Wexford Entities.

Securities Issued to Insiders

We sold shares of our series A preferred stock to DP1, LLC (DP1) in a closing held on January 10, 2007 that were converted 1-for-1 into 350,000 shares of common stock on November 7, 2007. The purchase price for these shares was $10.00 per share.

Loans

As described above, DP1 is a holder of more than 5% of our capital stock. In addition, Joseph Jacobs, a member of our Board of Directors, is a member of certain affiliates of DP1 that own or control DP1. Mark Mills, the Chairman of our Board of Directors, and Hans Kobler, our President and Chief Executive Officer and a member of our Board of Directors, each has an indirect ownership interest in DP1 through an affiliate of DP1, but otherwise each disclaims beneficial ownership of the shares held by DP1.

Loans from DP1, LLC

On March 8, 2007, we borrowed $3.0 million from DP1 through a convertible promissory note due April 9, 2007. The note bore interest in the form of a $60,000 origination fee deducted from the proceeds. The note was convertible into shares of our series A preferred stock at $10.00 per share. The note was repaid on April 9, 2007.

On September 28, 2007, we entered into a $7.0 million promissory note payable to DP1 due December 27, 2007. The note bore interest at two percent every thirty days payable in advance. This note was repaid in full following our initial public offering in November 2007.

Administrative Services Agreement with Wexford Capital LLC

We have entered into an Administrative Services Agreement with Wexford Capital LLC under which we may request certain legal, accounting, back office and other services. We are obligated to reimburse Wexford Capital LLC for all of its direct and indirect costs allocated to the performance of its duties and services under the agreement. We incurred general and administrative expenses of $0.4 million and $0.4 million in 2007 and 2006, respectively, pursuant to the agreement. Either party may terminate specific services or the agreement upon written notice to the other party. Wexford Capital LLC is the investment advisor or sub-advisor to investment funds that indirectly own and control DP1 and Valentis, which are holders of more than 5% of our capital stock. Joseph Jacobs, a member of our Board of Directors, is a managing member of Wexford Capital LLC and of certain affiliates of DP1, Valentis, Valentis Investors LLC, Wexford Spectrum Investors LLC, Wexford Catalyst Investors LLC and Debello Investors LLC that own or control DP1, Valentis, Valentis Investors LLC, Wexford Spectrum Investors LLC, Wexford Catalyst Investors LLC and Debello Investors LLC.

Indemnification Agreements

We have entered into an indemnification agreement with each of our directors and officers. The indemnification agreements and our certificate of incorporation and bylaws require us to indemnify our directors and officers to the fullest extent permitted by Delaware law.

Investors’ Rights Agreement

Pursuant to an Investors’ Rights Agreement, certain holders of our stock are entitled to registration and certain other rights with respect to our common stock. DP1, LLC (DPI) and Valentis SB, L.P. (Valentis), which directly hold more than 5% of our capital stock, have registration rights. Joseph Jacobs, a member of our Board of Directors, is a managing member of Wexford Capital LLC, which is the manager or investment manager to DP1, Valentis, Wexford Spectrum Investors LLC, Wexford Catalyst Investors LLC, Debello Investors LLC and Mariner Voyager Master Fund, Ltd. (together, the Wexford Entities). Mr. Cumming, an officer and member of our Board, is an individual stockholder and has registration rights.

Director Independence

Our Board of Directors has determined that Messrs. Abraham, Plaumann, Maginn and Slater meet the requirements for independence under the requirements of the NASDAQ Global Market. Messrs. Cumming, Jacobs, Kobler and Mills have not been determined to meet such requirements.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the aggregate fees that we paid or expect to pay our independent registered public accounting firm, Grant Thornton, LLP for fiscal 2007 and 2006.

	Fiscal 2007	Percentage Pre-approved by Audit Committee	Fiscal 2006	Percentage Pre-approved by Audit Committee
Audit Fees	$1,355,734	100%	$473,225	100%
Audit Related Fees	—	—	—	—
Tax Fees	—	—	—	—
All Other Fees	—	—	—	—

Total	$1,355,734	100%	$473,225	100%

Audit Fees—consist of fees billed for professional services rendered for (i) the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and (ii) services that are normally provided by Grant Thornton, LLP in connection with statutory and regulatory filings or engagements.

In considering the nature of the services provided by the independent registered public accountants, the audit committee determined that such services are compatible with the provision of independent audit services. The audit committee discussed these services with the independent registered public accountants and our management to determine that they are permitted under the rules and regulations concerning auditors’ independence promulgated by the Securities and Exchange Commission to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

Audit Committee Pre-Approval Policy

The audit committee has the sole authority to retain and terminate our independent auditors and to pre-approve audit and non-audit services rendered by our independent auditor, Grant Thornton LLP. Pre-approval may be given as part of the audit committee’s approval of the scope of the engagement of the independent auditor or on an individual explicit case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to one or more of the audit committee’s members, but the decision must be reported to the full audit committee at its next scheduled meeting.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits.

The following exhibits are filed with this Annual Report on Form 10-K/A:

Exhibit No.	Description
10.16**	Termination Agreement between ICx Technologies, Inc. and Doman O. McArthur, dated March 11, 2008

31.1**	Certification of Hans C. Kobler, principal executive officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Deborah D. Mosier, principal financial officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Hans C. Kobler, principal executive officer of the Registrant, and Deborah D. Mosier, principal financial officer of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 29, 2008

ICX TECHNOLOGIES, INC.

By:	/s/ HANS C. KOBLER
Hans C. Kobler
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date
	/s/ HANS C. KOBLER Hans C. Kobler	Chief Executive Officer and Director (Principal Executive Officer)	April 29, 2008

	/s/ DEBORAH D. MOSIER Deborah D. Mosier	Chief Financial Officer (Principal Financial and Accounting Officer)	April 29, 2008

	/s/ * Mark P. Mills	Chairman of the Board	April 29, 2008

	/s/ * E. Spencer Abraham	Director	April 29, 2008

	/s/ * Colin J. Cumming	Director	April 29, 2008

	/s/ * Joseph M. Jacobs	Director	April 29, 2008

	/s/ * Robert A. Maginn, Jr.	Director	April 29, 2008

	/s/ * Mark L. Plaumann	Director	April 29, 2008

	/s/ * Rodney E. Slater	Director	April 29, 2008

*By:	/s/ DANIEL T. MONGAN Daniel T. Mongan Attorney-In-Fact