Form 10-Q
period 2008-03-31
ICX TECHNOLOGIES INC
filed 2008-05-15
CIK 1334303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of April 30, 2008, the registrant had 33,976,388 shares of Common Stock outstanding.

ICx TECHNOLOGIES, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2008

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ICx TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	Unaudited March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$53,967,890	$64,635,940
Trade accounts receivable, net	27,676,402	30,723,604
Inventories	22,125,477	18,305,164
Deferred income taxes	24,373	189,788
Prepaid expenses and other current assets	13,586,523	12,630,928

Total current assets	117,380,665	126,485,424
Property, plant and equipment, net	10,275,130	9,525,741
Intangible assets, net	25,703,032	27,704,589
Goodwill	66,018,111	66,088,664
Other assets	2,018,266	2,025,068

Total assets	$221,395,204	$231,829,486

Liabilities and Stockholders’ Equity
Current liabilities:
Lines of credit	$—	$124,776
Current portion of long-term debt	48,693	117,082
Accounts payable	11,879,147	10,883,266
Accrued payroll expenses	5,404,571	6,572,238
Accrued expenses and other current liabilities	9,194,698	9,834,893
Deferred revenue	3,458,226	3,497,683

Total current liabilities	29,985,335	31,029,938
Long-term debt	156,563	245,645
Deferred income taxes	1,615,441	1,647,267
Other liabilities	446,572	502,288

Total liabilities	32,203,911	33,425,138

Commitments and Contingencies

Series A Convertible Redeemable Preferred Stock, par value $.001 per share - authorized 15,000,000; issued and outstanding 0 shares; liquidation preference $0	—	—

Stockholders’ Equity:
Common stock, par value $.001 per share, authorized 250,000,000 shares in 2008 and 2007; issued and outstanding 33,691,197 and 33,680,892 shares in 2008 and 2007, respectively	33,691	33,681
Additional paid-in capital	376,549,082	374,126,190
Treasury stock, at cost; 83,787 and 79,623 shares in 2008 and 2007, respectively	(1,173,454)	(1,121,525)
Accumulated deficit	(189,675,240)	(177,537,722)
Accumulated other comprehensive income	3,457,214	2,903,724

Total stockholders’ equity	189,191,293	198,404,348

Total liabilities and stockholders’ equity	$221,395,204	$231,829,486

The accompanying notes are an integral part of these consolidated financial statements.

ICx TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

	Unaudited Three Months Ended March 31,
	2008	2007
Revenues:
Product revenues	$20,364,102	$16,397,492
Contract research and development revenues	11,975,976	7,776,869
Maintenance, service and other revenues	3,912,998	2,786,199

Total revenues	36,253,076	26,960,560

Cost of revenues:
Cost of product revenues	10,130,116	8,496,268
Cost of contract research and development revenues	7,683,093	5,202,383
Cost of maintenance, service and other revenues	2,557,054	1,671,476

Total cost of revenue	20,370,263	15,370,127

Gross profit	15,882,813	11,590,433

Operating expenses:
General and administrative	9,637,743	8,981,337
Sales and marketing	7,831,016	4,723,342
Research and development	6,683,837	4,622,313
Depreciation and amortization	3,286,784	3,468,920

Total operating expenses	27,439,380	21,795,912

Operating loss	(11,556,567)	(10,205,479)

Other income (expense):
Interest income	429,549	60,647
Interest expense	(17,704)	(89,845)
Other, net	(122,124)	76,332

Total other income	289,721	47,134

Loss before income taxes	(11,266,846)	(10,158,345)
Income tax (benefit) expense	(32,213)	74,744

Loss from continuing operations	$(11,234,633)	$(10,233,089)
Loss on discontinued operations, net of tax	—	(1,301,570)
(Loss) gain on sale of discontinued operations, net of tax	(902,885)	2,081,583

Net loss	$(12,137,518)	$(9,453,076)

Other comprehensive income
Foreign currency translation adjustment, net of tax	553,490	151,277

Comprehensive loss	$(11,584,028)	$(9,301,799)

Net loss	$(12,137,518)	$(9,453,076)
Less: Preferred stock dividends including accretion	—	2,460,902

Net loss attributable to common stockholders	$(12,137,518)	$(11,913,978)

Net loss per common share
Basic and diluted	$(0.36)	$(1.22)

The accompanying notes are an integral part of these consolidated financial statements.

ICx TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

	Unaudited
	Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balances at January 1, 2008	33,680,892	$33,681	$374,126,190	$(177,537,722)	$2,903,724	$(1,121,525)	$198,404,348
Comprehensive income (loss):
Net loss	—	—	—	(12,137,518)	—	—	(12,137,518)
Foreign currency translation, net of tax	—	—	—	—	553,490	—	553,490

Total comprehensive loss	—	—	—	(12,137,518)	553,490	—	(11,584,028)
Issuances of common stock:
Stock options, warrants and restricted stock	10,305	10	34,311	—	—	—	34,321
Stock offering costs	—	—	(16,173)	—	—	—	(16,173)
Stock based compensation	—	—	2,404,754	—	—	—	2,404,754
Purchases of treasury stock	—	—	—	—	—	(51,929)	(51,929)

Balances at March 31, 2008	33,691,197	$33,691	$376,549,082	$(189,675,240)	$3,457,214	$(1,173,454)	$189,191,293

The accompanying notes are an integral part of this consolidated financial statement.

ICx TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Unaudited Three Months Ended March 31,
	2008	2007
Operating activities:
Net loss	$(12,137,518)	$(9,453,076)
Loss (gain) on sale of discontinued operations	902,885	(2,081,583)
Loss on discontinued operations, net of tax	—	1,301,570

Loss from continuing operations, net of tax	(11,234,633)	(10,233,089)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,670,489	839,320
Depreciation and amortization	3,286,784	3,468,920
Deferred income taxes	(87,578)	(63,070)
Changes in operating assets and liabilities:
Trade accounts receivable, net	3,036,598	2,205,896
Inventories	(3,701,588)	(904,848)
Prepaid expenses and other assets	(1,862,826)	(123,216)
Accounts payable	1,215,268	(1,860,605)
Accrued expenses and other liabilities	(1,368,602)	(183,715)
Deferred revenue	(393,066)	(451,875)

Net cash used in continuing operating activities	(9,439,154)	(7,306,282)
Cash used in operation of discontinued operations	—	(324,071)

Net cash used in operating activities	(9,439,154)	(7,630,353)

Investing activities:
Purchases of property, plant and equipment	(1,362,336)	(996,541)
Other	(22,400)	—

Net cash used in continuing investing activities	(1,384,736)	(996,541)
Proceeds from the sale of discontinued operations	397,115	8,909,827

Net cash (used in) provided by investing activities	(987,621)	7,913,286

Financing activities:
Proceeds from issuance of preferred stock	—	3,500,000
Proceeds from issuance of common stock	34,321	91,986
Borrowings under lines of credit	—	3,115,640
Repayments under lines of credit	(124,776)	(2,855,988)
Proceeds from notes payable and long-term debt	—	3,000,000
Repayments of notes payable and long-term debt	(157,471)	(63,816)
Purchase of treasury shares	(51,929)	—
Other, net	13,788	(2,364)

Net cash (used in) provided by financing activities	(286,067)	6,785,458

Effect of foreign exchange rate on cash	44,792	9,565

Net change in cash and cash equivalents	(10,668,050)	7,077,956
Cash and cash equivalents at beginning of period	64,635,940	7,236,005

Cash and cash equivalents at end of period	$53,967,890	$14,313,961

The accompanying notes are an integral part of these consolidated financial statements.

ICx TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2008 and 2007

1.	Description of the Business and Summary of Significant Accounting Policies

(a)	General

ICx Technologies, Inc. and Subsidiaries (“ICx” or “Company”) was incorporated in the State of Delaware in 2003 to acquire, develop, and coordinate the operations of security technology companies. ICx develops and integrates advanced sensor technologies for homeland security, force protection and commercial applications. The Company’s proprietary sensors detect and identify chemical, biological, radiological, nuclear, and explosive threats, and deliver superior awareness and actionable intelligence for wide-area surveillance, intrusion detection and facility security. These technologies are used in nuclear power plants, military installations, natural gas storage systems and pipelines, shopping malls, public transportation systems, and port facilities.

The holders of a majority of ICx’ capital stock, DP1, LLC (“DP1”) and Valentis SB, L.P. (“Valentis”), are under the common control of Wexford Capital, LLC (“Wexford”), which is an SEC registered investment advisor.

The Company’s Board of Directors approved a plan in 2006 for the sale of three companies. The sales of two of these companies were completed in the first quarter of 2007. Accordingly the operating results of those two companies are included as discontinued operations in the accompanying consolidated financial statements for the three months ended March 31, 2007.

The accounting policies set forth in Note 1 to the consolidated financial statements contained in the Form 10-K filed with the Securities and Exchange Commission on March 31, 2008 have been followed in preparing the accompanying consolidated financial statements. In the Company’s opinion, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the Company’s results of operations and financial position for the interim periods presented have been made in the accompanying consolidated financial statements.

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

On October 23, 2007, the Company’s Board of Directors approved a one-for-two reverse stock split of the Company’s outstanding common stock that became effective immediately prior to the effectiveness of the registration statement for the Company’s initial public offering. All common shares and per share amounts in the accompanying consolidated financial statements and notes to the consolidated financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock split. The effects of the reverse split of the Company’s common stock described have also been reflected retroactively in the presentation of all preferred shares and per share amounts in the accompanying consolidated financial statements and notes to the consolidated financial statements based on the preferred conversion ratio of one-to-one (post one-for-two reverse stock split).

(d)	Allowance for Trade Accounts and Notes Receivable

At March 31, 2008 and December 31, 2007, trade accounts receivable, net was comprised of the following:

	March 31, 2008	December 31, 2007
U.S. government	$9,711,324	$9,543,917
Commercial and other	18,462,291	21,855,032

	$28,173,615	$31,398,949
Allowance for doubtful accounts	(497,213)	(675,345)

Trade accounts receivable, net	$27,676,402	$30,723,604

Except for the U.S. government, no one customer accounted for 10% or greater of the net trade accounts receivable balance at March 31, 2008 or December 31, 2007.

(e)	Inventories

At March 31, 2008 and December 31, 2007, inventories were comprised of the following:

	March 31, 2008	December 31, 2007
Raw materials	$12,581,102	$10,296,785
Work in progress	4,096,336	2,521,860
Finished goods	6,256,615	6,101,824

	$22,934,053	$18,920,469
Reserve for obsolescence	(808,576)	(615,305)

	$22,125,477	$18,305,164

(f)	Goodwill and Other Intangible Assets

Goodwill is not amortized, but instead is tested for impairment at least annually. Pursuant to the Company’s policies for assessing impairment of goodwill and long-lived assets, no goodwill was written off in the first quarter of 2008 or 2007.

(g)	Revenue Recognition

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

The Company earns contract research and development revenue by performing research and development primarily under contracts entered into with the U.S. government or as subcontractors to other commercial entities that contract with the U.S. government. Most of the research and development contracts are either based on costs incurred plus a fixed fee or are based on a fixed price. The Company recognizes revenue from research and development contracts using the percentage of completion method in accordance with Statement of Position 81-1 as prescribed by the American Institute of Certified Public Accounts Audit and Accounting Guide, Audits of Federal Government Contractors. To the extent that customer billings or payments are in excess of revenues, the excess is recorded as deferred revenue and contract costs in excess of expected earnings under the contract are deferred. At March 31, 2008 and December 31, 2007, the Company had included in deferred revenue $1,522,165 and $1,825,355 of excess billings or customer payments, respectively, related to percentage of completion timing differences. Deferred contract costs at March 31, 2008 and December 31, 2007 were not material. In certain circumstances, revenue is recognized under the percentage of completion method prior to costs being incurred under cost plus fixed fee contracts or prior to billings as defined in fixed price contracts. Such amounts are recorded as unbilled revenue and are expected to be collected within one year of recognition, and if contract costs incurred are below the earnings that are expected to be realized upon contract completion are accrued until the costs are incurred. At March 31, 2008 and December 31, 2007, the Company had unbilled revenue of $6,322,497 and $5,706,570, respectively, included in other current assets in the accompanying financial statements, substantially all of which was due from the U.S. government and expected to be collected within one year. Accrued contract costs at March 31, 2008 and December 31, 2007, were not material. The Company had no material claims outstanding under its research and development contracts at March 31, 2008

The Company recognizes revenue from services at the time the services are performed. Deferred revenue includes $1,406,006 and $1,235,080 at March 31, 2008 and December 31, 2007 respectively, of prepayments on service contracts which are deferred until such time as the services are performed. Warranty income under separate agreements is recognized ratably over the life of the warranty.

The Company recognizes software revenue under the provisions of the Accounting Standards Executive Committee’s Statement of Position 97-2 (“SOP 97-2”), Software Revenue Recognition (as amended by SOP 98-9). Revenue from software license fees is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collection from the customer is reasonably assured. Revenue from post contract customer maintenance and support is deferred and recognized ratably over the life of the post contract customer maintenance and support agreement. Deferred revenue includes $530,055 and $437,248 at March 31, 2008 and December 31, 2007, respectively, of revenue deferred under multiple-element software arrangements for post contract customer support.

(h)	Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires equity-classified, share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant and to be expensed over the applicable vesting period. Under the modified prospective transition method, share-based awards granted or modified on or after January 1, 2006, are recognized in compensation expense over the applicable vesting period. Also, any previously granted awards that were not fully vested as of January 1, 2006, are recognized as compensation expense over the remaining vesting period.

During the three months ended March 31, 2008 and 2007, the Company recorded non-cash stock-based compensation expense of $1,670,489 and $839,320, respectively. As of March 31, 2008, and December 31, 2007, the Company’s total unrecognized compensation cost related to stock-based awards was $9.3 million and $6.1 million, respectively.

(i)	Loss Per Share

The Company calculates loss per share in accordance with SFAS No. 128, Earnings Per Share (“SFAS 128”). Under SFAS 128, basic loss per common share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during each reporting period. Diluted loss per common share is calculated by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during each period adjusted for the effect of dilutive potential common shares calculated using the treasury stock method. However, the computation of diluted loss per share shall not assume the conversion or exercise of options that would have an anti-dilutive effect (a decrease in loss per share) on loss per share. For the quarter ended March 31, 2008, the Company had 33,715,409 weighted average shares outstanding, and all of the Company’s potential common shares were anti-dilutive as the Company was in a net loss position. Those potential common shares consisted of 625,909 weighted average shares of stock. For the quarter ended March 31, 2007, the Company had 9,763,569 weighted average shares outstanding.

(j)	Reclassifications

Certain 2007 balances in the accompanying consolidated financial statements have been reclassified to conform to the 2008 presentation.

(k)	Fair Value Measurements

Effective January 1, 2008, the Company adopted the provisions of SFAS 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Therefore, the Company adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. Adoption of SFAS 157 for financial assets and financial liabilities did not have a material impact on the Company’s consolidated financial position or results of operations. The Company is currently evaluating the impact that adopting SFAS 157 for nonfinancial assets and nonfinancial liabilities will have, if any, on its consolidated financial statements.

Under SFAS 157, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. SFAS 157 describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted priced for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Level 1 financial assets measured at fair value on a recurring basis consist of shares of common stock held as trading securities of $1,157,410 at March 31, 2008 and December 31, 2007 (Note 8), which are included in other current assets on the consolidated balance sheet. These shares are traded on a national stock exchange and are valued at the closing price of the shares on the reporting date. The Company has no Level 2 or Level 3 financial assets or liabilities measured at fair value on a recurring basis.

(l)	Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. The Company has reviewed the recently issued pronouncements and concluded that the following new accounting standards are applicable to the Company.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (“SFAS 159). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value at specified election dates. Upon adoption, an entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Most of the provisions apply only to entities that elect the fair value option. However, the amendment to SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available for sale and trading securities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Adoption of SFAS 159 on January 1, 2008 did not have a material impact on the Company’s consolidated financial position or results of operations as the Company did not elect the fair value option under SFAS 159.

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

In December 2007, the FASB issued SFAS 141(R), Business Combinations. SFAS No. 141(R) establishes standards for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and for determining what information to disclose in connection with a business combination. Among other things, SFAS No. 141(R) requires securities issued be valued as of the acquisition date, transaction costs incurred in connection with an acquisition be expensed, except acquiree costs that meet the criteria of SFAS No. 146, contingent consideration be recorded at fair value as of the date of acquisition with subsequent changes reflected in income, and in-process research and development be capitalized as an intangible asset. The provisions of SFAS 141(R) are applicable to business combinations consummated on or after December 15, 2008. Early application is prohibited. The provisions of SFAS141(R) are expected to have a significant impact on the Company’s accounting for future business combinations, as the Company often includes provisions for the issuance of contingent consideration based on future earnings in its acquisitions.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets, (“FSP FAS 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. FSP FAS 142-3 will improve the consistency between the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets, and the period of expected cash flows used to measure the fair value of the asset under SFAS 141, Business Combinations, and other U.S. GAAP. FSP FAS 142-3 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the impact that adopting FSP FAS 142-3 will have, if any, on its consolidated financial position and results of operations.

2.	Related Party Transactions

Securities Issued to Insiders

DP1 directly holds more than 5% of the Company’s capital stock. Joseph Jacobs, a member of the Company’s Board of Directors, is a member of certain affiliates that own or control DP1, DP2 and Debello Investors, LLC. Mark Mills, the Chairman of the Board of Directors, and Hans Kobler, Chief Executive Officer and a member of the Board of Directors, each has an indirect ownership interest in DP1 and DP2 through an affiliate but otherwise each disclaims beneficial ownership of DP1 or DP2.

Administrative Services Agreement with Wexford

The Company entered into an Administrative Services Agreement with Wexford under which the Company may request certain legal, accounting, back office, and other services. The Company is obligated to reimburse Wexford for all of its direct and indirect costs allocated to the performance of such services. The Company incurred general and administrative expenses of $40,591 and $73,921 in the first three months of 2008 and 2007, respectively, pursuant to the agreement. Either party may terminate specific services or cancel the agreement upon written notice to the other party.

Leases

Juergen Stein, CEO and President of Target GmbH, a subsidiary of the Company, leases facilities to the Company under a lease agreement dated January 1, 2005. Rent expense of $27,000 and $22,500 was incurred in the first three months of 2008 and 2007, respectively. The lease term ends on December 31, 2020, and can be renewed for one year terms thereafter.

Strange Family Holdings, LLP, leases facilities to the Company under a lease agreement dated June 15, 2005. Rent expense of $20,177 and $19,225 was incurred in the first three months of 2008 and 2007, respectively. The lease term ends on June 15, 2008, and can then be renewed for one year terms thereafter. Certain family members of the Strange family hold senior management positions in one of the Company’s subsidiaries.

Debt Obligations

On March 8, 2007, the Company borrowed $3.0 million from DP1 through a convertible promissory note due April 9, 2007. The note bore interest in the form of a $60,000 origination fee deducted from the proceeds. The note was convertible into Series A shares at $10.00 per share and was repaid on April 9, 2007.

3.	Commitments and Contingencies

The Company is routinely involved in various legal matters arising from the normal course of business. Management believes that losses, if any, arising from such actions will not have a material adverse effect on the financial position or results of operations of the Company.

4.	Income Taxes

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48). As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. The cumulative effect of adopting FIN 48 resulted in no adjustment to retained earnings. As of March 31, 2008 and December 31, 2007, the Company had unrecognized tax benefits of $1.4 million. If recognized in future periods, $1.4 million would reduce the Company’s effective income tax rate. No interest or penalties have been accrued. The Company does not expect the unrecognized tax benefits to significantly change within the next 12 months. The Company has elected to report interest and penalties as a component of income tax expense.

5.	Lines of Credit and Long-term Debt

Lines of Credit

Certain of the Company’s subsidiaries have operating lines of credit with banks in which borrowing is generally collateralized by and based on a percentage of certain eligible accounts receivable, inventory, and/or property and equipment. Interest is based on prime or, in some cases, percentage points above prime.

At December 31, 2007, lines of credit consisted of a $124,776 outstanding balance on a line of credit with a maximum borrowing amount of $2.5 million, an effective interest rate of 8.60% and a maturity date of April 26, 2008. This line of credit was paid during the first quarter of 2008. The Company renewed this line of credit with similar terms in April 2008 (Note 10).

Long-term Debt

The Company had separate long-term debt arrangements payable to banks that aggregate to $99,848 and $251,929 at March 31, 2008 and December 31, 2007, respectively. These long-term debt agreements are secured by certain property and equipment of the Company, bear interest at rates ranging from 3.0% to 8.25%, have monthly principal and interest payments, and mature from November 2009 to March 2013. The Company also had $105,408 and $110,798 at March 31, 2008 and December 31, 2007, respectively, remaining under long-term debt arrangements payable to a commercial entities that are secured by certain property and equipment of the Company, bear interest at rates ranging from 2.9% to 7.99%, have monthly principal and interest payments, and have various maturity dates through March 2013.

6.	Treasury Stock

As part of the Company’s stock-based compensation plans, the Company offers employees the opportunity to make required tax payments with cash or through a net share settlement. For employees choosing net share settlement, the Company makes required tax payments on behalf of employees as their stock awards vest and then withholds a number of vested shares having a value on the date of vesting equal to the tax obligation. The shares withheld were recorded as treasury shares. During the three months ended March 31, 2008, the Company repurchased 4,164 shares in settlement of employees’ tax obligations for a total of $51,929 or an average of $12.47 per share.

7.	Stock-Based Compensation

The following table summarizes activity for nonvested restricted stock units (“RSUs”) granted under the 2007 Equity Incentive Plan for the three months ended March 31, 2008:

	2008
	Restricted Stock Units	Weighted Average Fair Value
Nonvested RSUs outstanding at January 1	591,459	$12.04
RSUs granted	478,667	6.59
RSUs vested	(241,851)	7.18
RSUs forfeited	(3,096)	12.05

Nonvested RSUs outstanding at March 31	825,179	$10.31

The Company recorded stock-based compensation expense of $1,131,803 during the three months ended March 31, 2008, in connection with restricted stock grants. No stock-based compensation expense from RSUs was recorded during the three months ended March 31, 2007. Grants of restricted stock and restricted stock units are valued using the closing market price of the Company’s common stock on the date of grant. Prior to November 7, 2007, the Company accounted for the fair value of the restricted stock using estimates of the fair value of an underlying share of common stock at the time of the grants as there was no market for the Company’s common stock prior to November 7, 2007. The Company’s common stock valuations used the probability weighted expected return method for 2007.

The aggregate intrinsic value of outstanding restricted stock at March 31, 2008 was $4,664,493. Also at March 31, 2008, total compensation cost related to nonvested restricted stock awards that had not yet been recognized totaled $7,253,005. The weighted average period over which this amount will be recognized is estimated to be 2.3 years.

Stock option activity for options issued under the 2007 Equity Incentive Plan was as follows as of March 31, 2008, and for the three months then ended:

	Shares Subject to Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2008	3,098,641	$9.22
Options granted	62,000	10.01
Options exercised	(56,024)	0.61
Options terminated, cancelled or expired	(3,273)	9.58

Options outstanding at March 31, 2008	3,101,344	$9.42	6.83	$(9,274,714)

Options exercisable at March 31, 2008	2,547,362	$9.31	6.73	$(8,786,665)

The Company did not grant any options in 2007. For options granted in 2008, the fair value of options was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

For the three months ended March 31,	2008
Grant date fair value	$3.17
Risk-free interest rate	4.00%
Dividend yield	—%
Expected life (years)	5-6.25
Expected volatility	42%-43%

No dividend yield assumption was included because the Company does not plan to pay dividends.

A summary of the board-discretionary stock option activity as of March 31, 2008, and changes during the three months then ended is presented below:

	Shares Subject to Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2008	173,525	$0.25
Options granted	—	—
Options exercised	(1,925)	0.16
Options terminated, cancelled or expired	—	—

Options outstanding at March 31, 2008	171,600	$0.25	7.28	$737,352

Options exercisable at March 31, 2008	171,600	$0.25	7.28	$737,352

Stock-based compensation expense pertaining to stock options totaled $538,686 and $839,320 for the three months ended March 31 2008 and 2007, respectively. Cash received from the exercise of stock options totaled $34,321 and $91,986 for the three months ended March 31, 2008 and 2007, respectively.

The aggregate intrinsic value of outstanding options at March 31, 2008 was $8,537,362. Also at March 31, 2008, total compensation cost related to nonvested awards that had not yet been recognized totaled $2,017,269. The weighted average period over which this amount will be recognized is estimated to be 1.3 years.

8.	Discontinued Operations

In August 2006, in connection with the sale of Little Optics (a subdivision of Nomadics) the Company received warrants to purchase 125,000 shares of the purchaser’s Series G Preferred Stock at $5.40 per share. At March 31, 2008 and December 31, 2007, the investment was carried in the consolidated balance sheet at $1,157,410, and was included in other current assets.

On December 14, 2006, the Company’s Board of Directors adopted a plan to sell the assets and businesses of Nuvonyx, Inc. and Nuvonyx Europe, manufacturers of laser diode components, arrays and industrial laser systems, and Harbinger Technologies, a provider of homeland defense and security consulting and technology. The Company decided to sell these units primarily because the business models did not align with the strategic plans of the Company. The disposal dates of the units were February 2, 2007, March 15, 2007, and April 24, 2007, for Nuvonyx Europe, Harbinger Technologies, and Nuvonyx, Inc., respectively. The units’ sales and pretax losses, reported in discontinued operations, for the three months ended March 31, 2007, are shown below.

For the three months ended	March 31, 2007
Sales
Nuvonyx, Inc.	$2,332,089
Nuvonyx Europe	—
Harbinger Technologies	686,228

$3,018,317

Net loss before income taxes
Nuvonyx, Inc.	$(388,431)
Nuvonyx Europe	—
Harbinger Technologies	(913,139)

$(1,301,570)

Net loss per share	$(0.07)

The Company realized a loss on discontinued operations of $1,301,570 and a gain on sale of discontinued operations of $2,081,583 related to the sale of two of these three units in the first quarter of 2007.

In the first quarter of 2008 the Company realized a loss on discontinued operations of $902,885 related to the settlement of escrow accounts and contingent purchase consideration.

9.	Segment Information

Segment information has been prepared in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. The Company has three reportable segments: detection, surveillance, and solutions. The detection segment provides chemical, biological, radiological, nuclear, and radiation detection activities. The surveillance segment provides perimeter security and monitoring. The solutions segment designs, creates, and deploys security operating systems and video networking systems. Due to a change in internal reporting structure and the economics of the business of one subsidiary during the first quarter of 2008, the Company determined one subsidiary should be removed from the Surveillance segment and included in the Detection segment. Additionally, due to changes in the Company’s internal structure, additional general and administrative and sales and marketing expenses have been allocated to the Company’s reportable segments. Segment information disclosed below for the three months ended March 31, 2007, has been reclassified to conform to the 2008 presentation.

The following is a summary of information for the Company’s reportable segments:

	For the three months ended March 31, 2008
	Detection	Surveillance	Solutions	Segments Combined
Revenues from external customers	$19,645,791	$10,803,639	$5,803,646	$36,253,076
Segment operating losses	(3,784,967)	(2,793,467)	(1,820,635)	(8,399,069)
Depreciation and amortization	1,860,841	747,692	533,446	3,141,979
Segment property, plant and equipment additions	533,114	228,526	91,802	853,442

As of March 31, 2008
Segment total assets	$103,046,494	$41,427,430	$20,822,564	$165,296,488

	For the three months ended March 31, 2007
	Detection	Surveillance	Solutions	Segments Combined
Revenues from external customers	$15,172,181	$7,574,323	$4,214,056	$26,960,560
Segment operating losses	(3,902,053)	(1,673,328)	(1,627,393)	(7,202,774)
Depreciation and amortization	1,992,975	860,345	573,306	3,426,626
Segment property, plant and equipment additions	670,874	27,787	15,918	714,579

As of December 31, 2007
Segment total assets	$102,072,985	$42,180,215	$20,579,546	$164,832,746

Following is a reconciliation of the Company’s operating losses from reportable segments to the total Company loss before income taxes:

	For the three months ended March 31,
	2008	2007
Operating losses from reportable segments	$(8,399,069)	$(7,202,774)
Unallocated general and administrative expenses	(3,012,693)	(2,960,411)
Unallocated depreciation and amortization expense	(144,805)	(42,294)
Interest income	429,549	60,647
Interest expense	(17,704)	(89,845)
Other non-operating gains (losses), net	(122,124)	76,332

Loss before income taxes	$(11,266,846)	$(10,158,345)

Following is a reconciliation of the property, plant and equipment additions from the Company’s reportable segments to the total property, plant and equipment additions of the Company:

	For the three months ended March 31,
	2008	2007
Total property, plant and equipment additions from reportable segments	$853,442	$714,579
Unallocated property, plant and equipment additions	508,894	103,326
Property, plant and equipment additions related to discontinued operations	—	178,636

Total property, plant and equipment additions	$1,362,336	$996,541

Following is a reconciliation of the total assets from the Company’s reportable segments to the total assets of the Company:

	March 31, 2008	December 31, 2007
Total assets from reportable segments	$165,296,488	$164,832,746
Cash and cash equivalents	46,506,194	57,536,088
Prepaid expenses and other assets	9,568,149	9,270,864
Deferred income taxes	24,373	189,788

Total assets	$221,395,204	$231,829,486

10.	Subsequent Events

On April 7, 2008, one of the Company’s subsidiaries entered into an operating lease agreement for new facilities. The Company’s subsidiary will begin using the facilities after construction is completed, which we currently believe will occur in November 2008. Monthly rent under the agreement approximates $41,000 until December 31, 2012, at which time monthly rent may be increased based on changes in the consumer price index. Subsequent to the initial lease term of fifteen years, the lease may be renewed for a five year period.

Effective April 26, 2008, one of the Company’s subsidiaries renewed its line of credit which expired on April 26, 2008, with similar terms (Note 5). The line of credit allows for maximum borrowings of $2.5 million, with a variable interest rate based on prime (minimum of 5.5%), and matures on April 26, 2009.

In May 2008, the Company was required to place $8.3 million of its cash into an escrow account to serve as collateral under a performance bond. This cash will be held in the escrow account for a period not to exceed three years.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-looking Statements

In this Quarterly Report on Form 10-Q, ICx Technologies, Inc. and its consolidated subsidiaries are referred to as “ICx”, “we,” “us,” or “our.” This report on Form 10-Q (“Form 10-Q”) includes forward looking statements. All statements other than statements of historical facts contained in this Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations, are forward-looking statements. We attempt, whenever possible, to identify these forward-looking statements by words such as “may,” “will,” “could,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” and similar expressions. We have based these forward looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short term and long term business operations and objectives, and financial needs. These forward looking statements are subject to a number of risks, uncertainties and assumptions. In light of these risks, uncertainties and assumptions, the forward looking events and circumstances discussed in this Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Form 10-Q to conform these statements to actual results or to changes in our expectations.

You should read this Form 10-Q and the documents that we reference in this Form 10-Q and have filed with the SEC with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

Overview

We are a leader in the development and integration of advanced sensor technologies for homeland security, force protection and commercial applications. Our proprietary sensors detect and identify chemical, biological, radiological, nuclear and explosive threats, and deliver superior awareness and actionable intelligence for wide-area surveillance, intrusion detection and facility security. By leveraging our technical expertise, ICx pioneers the integration of these advanced sensors into effective security and commercial solutions. We were incorporated in 2003, and our business was primarily formed through a series of complementary acquisitions in 2005. We sold the non-strategic operations of three of our companies in 2007 and one company in 2006. On October 1, 2007, we acquired PureTech Systems, Inc. (PureTech) for $3.25 million in cash in a business combination accounted for as a purchase. The results of operations of PureTech are presented in our consolidated financial statements as of the date of acquisition on October 1, 2007.

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

Our direct customers include federal agencies such as the U.S. Department of Homeland Security, U.S. Customs & Border Protection (Border Patrol) and the Transportation Security Administration, as well as various state and local governments and agencies, including the New York Police Department and the Port of Long Beach. We also provide products, components and sub-systems to leading integrators in the security and defense industries who either resell our products or integrate them into comprehensive security installations for their end customers. The value-added-resellers and system integrators that we sell products to include The Boeing Company, Honeywell International, Inc., Northrop Grumman Corp., Raytheon Company, SAIC, Inc. and Thermo Fisher Scientific, Inc. We also sell to military customers such as the U.S. Department of Defense, the U.S. Air Force, the U.S. Marines and the U.S. Army. We have also begun to expand our addressable markets by selling to private sector customers such as Federal Express Corporation, The Walt Disney Company and two international airports serving the city of Houston, Texas and surrounding communities. Due to the breadth and diverse nature of our product and technology portfolio and our ability to deliver solutions for a comprehensive range of critical security applications, the future success of our business is not dependent upon a single product, technology, customer or government program.

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

•

grow our business relationships and product offerings by acquiring select companies and assets that enhance our technology leadership, broaden our product offerings or expand our customer relationships.

Key Business Metrics

We monitor a number of key metrics to help forecast growth, establish budgets, measure the effectiveness of our sales and marketing efforts, accelerate product development and measure operational effectiveness.

Product Revenue. We were incorporated in 2003, and our business was formed through a series of complementary acquisitions in 2005. Many of these businesses were in the early stages of transitioning advanced technologies into products, integrating solutions and developing marketing and sales strategies. Beginning in 2005, we began to develop a more comprehensive sales and marketing structure to support our business segments. A key measure of our success is product revenue growth. Because our financial statements present the results of operations of acquired businesses from the date of acquisition, during periods in which we have significant acquisitions, we monitor revenue growth by comparing current periods against pro forma results of operations as if we had acquired the businesses as of the beginning of the prior comparable periods.

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

Research and Development. Our primary source of research and development funds is through direct contracts with the U.S. government and subcontracts with other commercial entities that contract with the U.S. government. We refer to this externally funded research and development as contract research and development. We also invest in research and development activities using our own internal funds in an effort to accelerate new and enhanced product offerings and to expand our technological leadership. We refer to this internally funded research and development as internal research and development. One of our key objectives is to expand our market share by continuing to convert advanced technologies into products and single source integrated solutions. Accordingly, we intend to continue our research and development activities through both contract research and development and internal research and development programs to advance our technologies, release new products and provide integrated solutions.

Description of Certain Factors Affecting our Revenue, Gross Profit and Operating Expenses

Product Revenue and Gross Profit. In our Detection segment, we primarily derive product revenue through the sale of our Fido explosive detectors, IdentiFINDER and Interceptor radiation detectors, AirSentinel bioaerosol sensors and our

Griffin gas chromatography/mass spectrometry line of products. In our Surveillance segment, we primarily derive product revenue from the sale of our Cerberus and SkyWatch towers, our thermal imaging cameras, including DefendIR and Orion, our STS line of radar products and our infrared sensors product—MarkIR . In our Solutions segment, we primarily derive product revenue from the sale of our Cameleon advanced camera control systems, Cameleon ITS transportation management software, StarWatch security command and control software and Callisto, a non-security related product for process management of diverse supervisory control and data acquisition (SCADA) applications.

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

Contract Research and Development Revenue and Gross Profit. We earn contract research and development revenue by performing research and development primarily under contracts that we enter into directly with the U.S. government or as subcontractors to other commercial entities that contract with the U.S. government. Most of our research and development contracts are either based on our cost plus a fixed fee, which is subject to a dollar cap, or are fixed price. We account for earnings under long-term contracts using the percentage-of-completion method of accounting. See “Critical Accounting Policies and Estimates—Revenue Recognition—Contract Research and Development and Services.”

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

Maintenance, Service and Other Revenue and Gross Profit. We derive maintenance, service and other revenue, in all of our segments, from training, installation and warranty contracts. Additionally, in our Solutions segment we derive revenue from project management and technology integration services. Most of our project management and integration service contracts are for a fixed price and revenue is recognized under the percentage of completion method. Revenue from training and installation contracts is recognized upon completion of services. Revenue under product maintenance and extended warranty contracts is generally recognized over the requisite service period. See “Critical Accounting Policies and Estimates—Revenue Recognition—Maintenance, Service and Other.”

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

General and Administrative Expenses. General and administrative expenses represent the costs and expenses of managing and supporting our operations. We believe that our general and administrative expenses will increase due to additional legal and accounting fees we expect to incur as a public company and additional expenses related to compliance with the Sarbanes-Oxley Act of 2002 and other regulations. Such increase also will result from accounting support services, filing annual and quarterly reports with the Securities and Exchange Commission (SEC), investor relations, directors’ fees, directors’ and officers’ insurance and registrar and transfer agent fees. As a result, we believe that our general and administrative expenses for 2008 will significantly increase and that these increased expenses may affect the comparability of our financial statements with periods leading up to the completion of our initial public offering in November 2007. Beginning in 2009, and in the longer term, we expect our general and administrative expenses to decrease as a percentage of revenue.

Sales and Marketing Expenses. We increased sales and marketing expense in the first quarter of 2008 compared to the first quarter of 2007 through an investment in our sales and marketing platform throughout 2007 that extended into the first quarter 2008 in order to support bids and proposals for major programs and to develop a more comprehensive commercial sales channel.

Research and Development. In addition to external funding we receive and record as revenue from the U.S. government and other commercial entities for contract research and development activities, we also invest in research and development activities using our own internal funds in an effort to provide additional means for accelerating the development of new and enhanced product offerings and to expand our technological leadership. The costs of our internally funded research and development are included in our operating expenses. In 2008 and 2007, we increased our spending on internally funded research and development activities and the integration of products and technologies among our reportable segments. One of our key objectives is to expand our market share by continuing to convert advanced technologies into products and single source integrated solutions. Accordingly, we anticipate our research and development expense will increase in future periods.

Results of Operations - Comparison of First Quarters of 2008 and 2007

The following table presents selected summarized consolidated financial information for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007
	(dollars in thousands) (unaudited)
Product revenues	$20,364	$16,397
Gross profit %	50.3%	48.2%
Contract research and development revenues	$11,976	$7,777
Gross profit %	35.8%	33.1%
Maintenance, service and other revenues	$3,913	$2,786
Gross profit %	34.7%	40.0%

Total revenues	$36,253	$26,960

Gross profit %	43.8%	43.0%

Operating loss excluding depreciation and amortization	$(8,270)	$(6,736)
Depreciation and amortization	3,287	3,469

Operating loss	$(11,557)	$(10,205)

Loss from continuing operations	$(11,235)	$(10,233)
Loss on discontinued operations, net	—	(1,302)
Gain (loss) on sale of discontinued operations, net	(903)	2,082

Net loss	$(12,138)	$(9,453)

Product Revenues and Gross Profit. Product revenue increased $4.0 million, or 24%, to $20.4 million in the first quarter of 2008 from $16.4 million in the first quarter of 2007. Approximately 95% of this increase, or $3.8 million, resulted from increased sales of new and enhanced products in our Detection segment. Gross profit as a percentage of product revenue was 50.3% and 48.2% in the first quarters of 2008 and 2007, respectively. The increased gross profit is primarily attributable to increased sales of detection products on which we earn higher gross profit.

Contract Research and Development Revenues and Gross Profit. Contract research and development revenue increased $4.2 million, or 54%, to $12.0 million in the first quarter of 2008 from $7.8 million in the first quarter of 2007. Approximately 91% of this increase is attributable to delivery of prototype platforms under research and development contracts by one of our Surveillance operating units. Gross profit as a percentage of contract research and development revenue was 35.8% and 33.1% in the first quarters of 2008 and 2007, respectively.

Maintenance, Service and Other Revenues and Gross Profit. Maintenance, service and other revenue increased $1.1 million, or 41%, to $3.9 million in the first quarter of 2008 from $2.8 million in the first quarter of 2007. Maintenance, service and other revenue in our Solutions segment accounted for approximately 61%, or $0.7 million, of the increase, of which 92%, or $0.6 million, related primarily to new project management and integration contracts in connection with intelligent transportation systems and video networking and surveillance. Gross profit as a percentage of maintenance, service and other revenue was 34.7% and 40.0% in the first quarters of 2008 and 2007, respectively. Gross profit decreased in the first quarter of 2008 because a greater proportion of our revenue in 2008 was derived from lower margin project management, integration and installation services compared to 2007 in which a greater proportion of our revenue was derived from higher margin contract engineering and design services.

        Operating Loss. Operating loss increased $1.4 million, or 13%, to $11.6 million in the first quarter of 2008 from $10.2 million in the first quarter of 2007. An increase in gross profit of $4.3 million over the comparable quarter was offset by $5.6 million in increased operating expenses related primarily to an increase in spending on internal research and development projects and sales and marketing activities. The increase in operating expenses in 2008 primarily related to additional spending on internal research and development projects directed at the development and expansion of chemical, biological, radiation and explosive detection products and technologies. Sales and marketing expense increased $3.1 million as we made a deliberate investment in our sales and marketing platform throughout 2007 that extended into the first quarter of 2008 in order to support bids and proposals for major programs and to develop a more comprehensive commercial sales channel. Operating loss excluding depreciation and amortization is a non-GAAP financial measure that is derived by reducing our operating loss by depreciation and amortization. Amortization primarily represents costs associated with our business acquisitions that do not correspond to an outlay of current and future cash flow. Accordingly, we believe operating loss excluding depreciation and amortization is a more meaningful measure of our recurring operations and an indicator of our working capital requirements. Operating loss excluding depreciation and amortization increased $1.6 million, or 23%, to $8.3 million in the first quarter of 2008 from $6.7 million in the first quarter of 2007.

Loss from Continuing Operations. Our loss from continuing operations increased $1.0 million, or 10%, to $11.2 million in the first quarter of 2008 from $10.2 million in the first quarter of 2007. Our $4.3 million increase in gross profit in the first quarter of 2008 was offset by increased spending on internal research and development programs and sales and marketing activities.

Discontinued Operations. In December 2006, we adopted a plan for the sale of three companies. Those businesses did not align with our overall strategic plans. We completed two of the sales in the first quarter of 2007 and the third sale during the second quarter of 2007. In the first quarter of 2007, our loss from discontinued operations was $1.3 million compared to zero in 2008. In the first quarter of 2008 we realized a loss on discontinued operations of $0.9 million related to the settlement of escrow accounts and contingent purchase consideration. In the first quarter of 2007, we realized a gain on the sale of discontinued operations of $2.1 million.

Net Loss. Net loss increased $2.6 million, or 28%, to $12.1 million in the first quarter of 2008 from $9.5 million in the first quarter of 2007. The increased loss was primarily due to a $0.9 million loss on the sale of discontinued operations during the first quarter of 2008 compared to a gain on the sale of discontinued operations of $2.1 million in the first quarter of 2007. Also, our $4.3 million increase in gross profit in the first quarter of 2008 was more than offset by increased spending on internal research and development programs and sales and marketing activities. We increased spending in these areas in an effort to introduce new products and to integrate our products and technologies into broader solutions.

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

Detection Segment - Comparison of the First Quarters Ended March 31, 2008 and 2007

	Three Months Ended March 31,
	2008	2007
	(dollars in thousands) (unaudited)
Revenue and gross profit %
Product revenue	$11,634	$7,854
Contract research and development revenue	7,529	7,280
Maintenance, service and other revenue	483	38

Total revenue	$19,646	$15,172

Gross profit %	49.1%	38.4%

Operating loss excluding depreciation and amortization	$(1,924)	$(1,909)
Depreciation and amortization	1,861	1,993

Operating loss	$(3,785)	$(3,902)

Product Revenue. Product revenue increased $3.8 million, or 48%, to $11.6 million in the first quarter of 2008 from $7.9 million in the first quarter of 2007. The increase primarily resulted from increased sales of our explosive and radiation detection products including increased sales of our new PaxPoint liquid explosives detection product.

Contract Research and Development Revenue. Contract research and development revenue in the first quarter of 2008 remained flat compared to the first quarter of 2007, as it increased $0.2 million, or 3%, to $7.5 million in the first quarter of 2008 from $7.3 million in the first quarter of 2007.

Gross Profit. Gross profit as a percentage of revenue increased from 38.4% in the first quarter of 2007 to 49.1% in the first quarter of 2008 primarily due to the increase in product revenue. In connection with the increased product revenue, gross profit improved due to a change in the mix of sales directly to end customers as compared to sales to original equipment manufacturers in the first quarter of 2007. We typically earn higher gross profit on sales directly to end customers than on sales to original equipment manufacturers, and approximately 19% of our first quarter 2008 revenue was generated by sales through original equipment manufacturers compared to 26% in the first quarter of 2007. In addition, we experienced higher gross profit in the first quarter of 2008 compared to the first quarter of 2007 through improved absorption of our overhead costs on a per unit basis due to increased manufacturing volume.

        Operating Loss. Operating loss decreased $0.1 million, or 3%, to $3.8 million in the first quarter of 2008 from $3.9 million in the first quarter of 2007. Operating loss excluding depreciation and amortization was $1.9 million for both periods. An increase in gross profit of $3.8 million over the comparable quarter was offset by $3.2 million in increased operating expenses related primarily to an increase in spending on internal research and development projects and sales and marketing activities as well as general and administrative expenses. The increase in operating expenses in 2008 related to additional spending on internal research and development projects directed at the development and expansion of chemical, biological, radiation and explosive detection products and technologies. Sales and marketing expense increased due to an investment in our sales and marketing platform throughout 2007 that extended into the first quarter of 2008 in order to support bids and proposals for major programs and to develop our commercial sales channel. General and administrative expenses increased $0.6 million primarily due to increased personnel expenses.

Surveillance Segment - Comparison of the Three Months Ended March 31, 2008 and 2007

	Three Months Ended March 31,
	2008	2007
	(dollars in thousands) (unaudited)
Revenue and gross profit %
Product revenue	$5,997	$6,711
Contract research and development revenue	4,442	496
Maintenance, service and other revenue	365	367

Total revenue	$10,804	$7,574

Gross profit %	36.4%	50.2%

Operating loss excluding depreciation and amortization	$(2,045)	$(813)
Depreciation and amortization	748	860

Operating loss	$(2,793)	$(1,673)

Product Revenue. Product revenue decreased $0.7 million, or 11%, to $6.0 million in the first quarter of 2008 from $6.7 million in the first quarter of 2007. The decrease is primarily due to a shift from product sales to the delivery of prototypes under lower margin contract research and development contracts.

Contract Research and Development Revenue. Contract research and development revenue increased $3.9 million, or 796%, to $4.4 million in the first quarter of 2008 from $0.5 million in the first quarter of 2007 primarily due to delivery of prototype platforms under research and development contracts which accounted for substantially all of the increased contract revenue.

Gross Profit. Gross profit as a percentage of product revenue was 36.4% and 50.2% in the first quarters of 2008 and 2007, respectively. Approximately 25% of our first quarter 2008 revenue was derived from the sales of products that were manufactured by third parties compared to 3% in the first quarter of 2007. Gross profit on products that are manufactured by third parties is typically lower than gross profit on products that we manufacture ourselves. Our gross profit was also impacted by a reduction in manufacturing volume which had a negative impact on the absorption of our fixed overhead costs on a per unit basis as well as a shift from product sales to the delivery of prototypes under lower margin contract research and development contracts.

Operating Loss. Operating loss increased $1.1 million, or 67%, to $2.8 million in the first quarter of 2008 from $1.7 million in the first quarter of 2007. Operating loss excluding depreciation and amortization increased $1.2 million, or 152%, to $2.0 million in 2008 from $0.8 million in 2007. The increased operating loss is due to a $1.2 million increase in sales and marketing expense. We increased sales and marketing expense in the first quarter of 2008 compared to the first quarter of 2007 due to an investment in our sales and marketing platform throughout 2007 that extended into the first quarter 2008 in order to support bids and proposals for major programs and to continue to develop our commercial sales channel.

Solutions Segment - Comparison of the Three Months Ended March 31, 2008 and 2007

	Three Months Ended March 31,
	2008	2007
	(dollars in thousands) (unaudited)
Revenue and gross profit %
Product revenue	$2,734	$1,832
Maintenance, service and other revenue	3,070	2,382

Total revenue	$5,804	$4,214

Gross profit %	39.7%	46.5%

Operating loss excluding depreciation and amortization	$(1,288)	$(1,054)
Depreciation and amortization	533	573

Operating loss	$(1,821)	$(1,627)

Product Revenue. Product revenue increased $0.9 million, or 49%, to $2.7 million in the first quarter of 2008 from $1.8 million in the first quarter of 2007 primarily due to supplemental funding under the Integrated Commercial Intrusion Detection System (“ICIDS”) military program in the first quarter of 2008. Also, 44%, or $0.4 million, of the increased product revenue was contributed by a company we acquired in October 2007.

Maintenance, Service and Other Revenue. Maintenance, service and other revenue increased $0.7 million, or 29%, to $3.1 million in the first quarter of 2008 from $2.4 million in the first quarter of 2007. Approximately 93% of the increase, or $0.6 million, was attributable to new contracts for the project management and integration of technologies for intelligent transportation systems.

Gross Profit. Gross profit as a percentage of revenue was 39.7% and 46.5% in the first quarters of 2008 and 2007, respectively. Gross profit decreased because a greater proportion of our revenue in 2008 was derived from lower margin project management, integration and installation services as compared to 2007 in which a greater proportion of our revenue was derived from higher margin contract engineering and design services.

Operating Loss. Operating loss increased $0.2 million, or 12%, to $1.8 million in the first quarter of 2008 from $1.6 million in the first quarter of 2007. Operating loss excluding depreciation and amortization increased $0.2 million, or 22%, to $1.3 million in the first quarter of 2008 from $1.1 million in the first quarter of 2007. The increased operating loss is due to a $0.7 million increase in sales and marketing expense and a decrease in internal research and development expense of $0.2 million that offset increases in revenue and gross profit. We increased sales and marketing expense in the first quarter of 2008 compared to the first quarter of 2007 due to an investment in our sales and marketing platform throughout 2007 that extended into the first quarter 2008 in order to support bids and proposals for major programs and to develop our commercial sales channel. In addition, 36%, or $0.3 million, of the increase in sales and marketing expense is attributed to a company we acquired in October 2007.

Reconciliation of Reportable Segment Operating Losses to the Consolidated Loss from Continuing Operations

The following tables provides a reconciliation of operating losses from reportable segments to our consolidated net loss from continuing operations for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
	(dollars in thousands) (unaudited)
Reconciliation of segment operating losses to consolidated loss from continuing operations
Segment operating losses	$(8,399)	$(7,202)
Unallocated general and administrative expenses	(3,013)	(2,961)
Unallocated depreciation and amortization expenses	(145)	(42)
Interest expense	(18)	(90)
Interest income	430	61
Other nonoperating gains (losses), net	(122)	76
Income tax (expense) benefit	32	(75)

Consolidated loss from continuing operations	$(11,235)	$(10,233)

Our unallocated general administrative expenses primarily include personnel costs for executive and senior management, corporate accounting and finance, facilities’ costs, professional fees for audit, tax, legal and other professional services, board of director and advisory board fees, travel, supplies and communication related expenses.

Liquidity and Capital Resources

As of March 31, 2008, our principal sources of liquidity were cash and cash equivalents of $54.0 million and accounts receivable of $27.8 million.

Our primary sources of cash historically have been proceeds from the issuance of convertible preferred stock, customer payments for our products and services, lines of credit and short term loans and proceeds from the sale of businesses. In November 2007, we completed an initial public offering and raised net proceeds of $72.7 million after deducting underwriting discounts and commissions of $5.6 million and offering expenses of $1.7 million. We were incorporated in 2003 and have primarily grown our business organically and through a series of complementary acquisitions in 2005. Many of the acquired businesses have early stage products and/or emerging products and engage in research and development activities that are funded both through external government contracts and internal resources.

During 2007 and into 2008, we increased our investment in sales, marketing and other related business development structures to support our early stage products and emerging technologies. Additionally, we increased our investment in internally funded research and development activities and the integration of products and technologies among our operating units. We also increased our general and administrative expenses in 2008 and 2007 through the use of consultants and other professionals to complete certain accounting and legal functions. Consequently, our cumulative net losses, which amounted to approximately $189.7 million at March 31, 2008, were expected based on the nature of our business, the early stage of our products and technologies and our ongoing research and development activities.

In the future we may enter into acquisition agreements for complementary businesses that would require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

The following table shows our cash and cash equivalents and working capital as of March 31, 2008 and December 31, 2007:

	As of March 31, 2008	As of December 31, 2007
	(dollars in thousands)
	(unaudited)
Cash and cash equivalents	$53,968	$64,636
Working capital	87,395	95,455

The following table shows our cash flows from operating, investing and financing activities for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007
	(dollars in thousands) (unaudited)
Summary of cash flow:
Cash flows used in operating activities	$(9,439)	$(7,630)
Cash flows provided by (used in) investing activities	(988)	7,913
Cash flows provided by (used in) financing activities	(286)	6,785
Effect of foreign exchange rate on cash	45	10

Consolidated net change in cash and cash equivalents	$(10,668)	$7,078

Cash Flows from Operating Activities. Our cash flows from operating activities are significantly influenced by spending required to support the growth of our business in areas such as research and development, sales and marketing, facilities’ expansion and certain general and administrative costs. Our operating cash flows are also influenced by our working capital needs to support growth and fluctuations in inventory, accounts receivable, accounts payable and other current assets and liabilities. The concentration of business with the U.S. government also impacts operating cash flow, particularly for fixed price contracts in which revenue recognition under the percentage of completion method may not coincide with billing. Cash flows used in operating activities increased $1.8 million, or 24%, to $9.4 million for the first quarter of 2008 from $7.6 million in the first quarter of 2007 primarily due to a net increase in operating assets and liabilities of $1.8 million.

Cash Flows from Investing Activities. Cash flows from investing activities primarily relate to business acquisitions and dispositions and capital expenditures. In the first quarter of 2008, cash flows used in investing activities included $1.4 million of capital expenditures offset by $0.4 million of cash proceeds released from escrow related to the sale of a company in 2007. In the first quarter of 2007, cash flows from investing activities included $1.0 million in capital expenditures offset by $8.9 million of cash proceeds from the sale of two companies. Capital expenditures for the first quarters of 2008 and 2007 primarily pertain to the expansion of facilities and the acquisition of computer equipment and manufacturing and lab equipment. Capital expenditures also included costs associated with the implementation of an enterprise software system throughout the company.

Cash Flows from Financing Activities. Net debt issuances (repayments), in the first quarters of 2008 and 2007 were ($0.3) million and $3.2 million, respectively. In the first quarter of 2007, cash flows from financing activities included $3.5 million of net proceeds from the issuance of Series A Preferred Stock, which was used for working capital purposes, and debt proceeds of $3.0 million related to a bridge loan from Wexford that was used for working capital purposes. The $3.0 million bridge loan from Wexford was repaid during the second quarter of 2007.

Contractual Obligations

On April 7, 2008, one of our subsidiaries entered into an operating lease agreement for new facilities. The Company’s subsidiary will begin using the facilities after construction is completed, which we currently believe will occur in November 2008. Monthly rent under the agreement approximates $41,000 until December 31, 2012, at which time monthly rent may be increased based on changes in the consumer price index. Subsequent to the initial lease term of fifteen years, the lease may be renewed for a five year period.

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

Revenue Recognition—Contract Research and Development and Services. We follow the guidelines of American Institute of Certified Public Accountants (AICPA) Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, for our contract research and development and contract service revenue. We account for sales and earnings under long-term contracts using the percentage-of-completion method of accounting. Under the percentage-of-completion method, we recognize revenue as the work progresses—either as the products are produced and delivered or as services are rendered, as applicable. We estimate profit as the difference between total estimated revenue and total estimated cost of a contract and recognize that profit over the remaining life of the contract based on either input (e.g., costs incurred) or output (e.g., units delivered) measures, as appropriate. If a revised estimate of contract profitability reveals an anticipated loss on the contract, we recognize the loss in the period it is identified.

The percentage-of-completion method of accounting involves the use of various estimating techniques to project costs at completion, and in some cases includes estimates of recoveries asserted against the customer for changes in specifications. Contract estimates involve various assumptions and projections relative to the outcome of future events over a period of several months or years, including future labor productivity and availability, the nature and complexity of the work to be performed, the cost and availability of materials, the impact of delayed performance, the availability and timing of funding from the customer and the timing of product deliveries. These estimates are based on our best judgment. A significant change in one or more of these estimates could affect the profitability of one or more of our contracts. We principally use hours of work and contract milestones to measure the progress of contract completeness. Certain contracts provide for billings and/or payments that may not coincide with revenue recognition. To the extent that customer billings or payments are in excess of revenues, we record the excess as deferred revenue. To the extent that we recognize revenue under the percentage-of-completion method prior to billings as defined in the contracts, we record such amounts as unbilled revenue, and we expect them to be collected within one year of recognition. Substantially all of the unbilled revenue is due from various agencies of the U.S. government.

We review our contract estimates monthly to assess revisions in contract values and estimated costs at completion and reflect changes in estimates in the current and future periods under the reallocation method.

Revenue Recognition—Maintenance, Service and Other. Maintenance, service and other revenue is primarily derived from project management and technology integration services, product training and installation and software maintenance and extended warranty contracts. We recognize revenue from project management and integration services using the percentage-of-completion method described above. We recognize revenue from product training and installation services when the services are provided. We generally recognize revenue for software maintenance and extended warranty contracts on a straight-line basis over the life of the contract. We recognize software revenue under the provisions of the Accounting Standards Executive Committee’s Statement of Position 97-2 (SOP 97-2), Software Revenue Recognition (as amended by SOP 98-9) . Under the terms of SOPs 97-2 and 98-9, companies are required to defer all revenue from multiple-element software arrangements if sufficient vendor specific objective evidence does not exist for the allocation of revenue to the various elements of the arrangement. As a result, we recognize any revenue on multi-year software license agreements ratably over the life of the arrangement.

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

The value assigned to goodwill equals the amount of the purchase price of the business acquired in excess of the sum of the amounts assigned to identifiable acquired assets, both tangible and intangible, less liabilities assumed. At March 31, 2008, we had goodwill of $66.0 million and identifiable intangible assets, net of accumulated amortization, of $25.7 million.

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

•

any legal, regulatory, or contractual provisions that enable renewal or extension of the asset’s legal or contractual life without substantial cost (provided there is evidence to support renewal or extension and renewal or extension can be accomplished without material modifications of the existing terms and conditions);

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

We review goodwill and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and also review goodwill annually in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 142 requires that goodwill be tested, at a minimum, annually for each reporting unit using a two-step process. A reporting unit is an operating segment, as defined in paragraph 10 of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, or a component of an operating segment. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and is reviewed. Two or more components of an operating segment may be aggregated and deemed a single reporting unit for goodwill impairment testing purposes if the components have similar economic characteristics. The first step is to identify any potential impairment by comparing the carrying value of the reporting unit to its fair value. If a potential impairment is identified, the second step is to measure the impairment loss by comparing the implied fair value of goodwill with the carrying value of goodwill of the reporting unit. The fair value of a reporting unit is estimated using a discounted cash flow valuation approach and is dependent on estimates for future sales, operating income, depreciation and amortization, income tax payments, working capital changes and capital expenditures as well as expected growth rates for cash flows and long-term interest rates, all of which are affected by economic conditions related to the industries in which we operate as well as conditions in the U.S. capital markets.

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

A decline in the estimated fair value of a reporting unit could result in a goodwill impairment and a related non-cash impairment charge against earnings, if estimated fair value for the reporting unit is less than the carrying value of the net assets of the reporting unit, including its goodwill. There was no goodwill impairment charge for the quarters ended March 31, 2008 and 2007.

Stock-based Compensation. We account for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires equity-classified, share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant and to be expensed over the applicable vesting period. Under the modified prospective transition method, share-based awards granted or modified on or after January 1, 2006, are recognized in compensation expense over the applicable vesting period. Also, any previously granted awards that were not fully vested as of January 1, 2006, are recognized as compensation expense over the remaining vesting period. We recognize this expense on a straight-line basis over the options’ expected terms.

During the first quarter of 2008, we granted 62,000 stock options. We did not grant any options in the first quarter of 2007. During the first quarter of 2008, we granted 478,667 shares of restricted stock pursuant to the 2007 Equity Incentive Plan. Grants of restricted stock and restricted stock units are valued using the closing market price of our common stock on the date of grant. Prior to November 7, 2007, we accounted for the fair value of the restricted stock using estimates of the fair value of an underlying share of common stock at the time of the grants as there was no market for our common stock prior to November 7, 2007. Our common stock valuations used the probability weighted expected return method for 2007.

We estimate the grant date fair value of stock option awards under the provisions of SFAS 123(R) using the Black-Scholes option valuation model, which requires, among other inputs, an estimate of the fair value of the underlying common stock on the date of grant and the expected term of the options. Separate values were determined for options having exercise prices ranging from $8.10 to $16.00. We applied the resulting fair values for one share of common stock as of each of the valuation dates to our Black-Scholes option valuation model to arrive at the fair value of the related options granted during the valuation period.

For the three months ended March 31, 2008 and 2007, we recognized stock-based compensation expense of $1.7 million and $0.8 million, respectively. In future periods, stock-based compensation expense may increase as we issue additional equity-based awards to continue to attract and retain key employees. Additionally, SFAS 123(R) requires that we recognize compensation expense only for the portion of stock options that are expected to vest.

As of March 31, 2008, our total unrecognized compensation expense related to stock-based awards granted to employees and non-employee directors was approximately $9.3 million.

Income Taxes. We use an asset and liability approach for accounting for income taxes. Deferred income taxes are recognized for the tax consequences of temporary differences and carryforwards by applying enacted tax rates applicable to future years to differences between the financial statement amounts and the tax bases of existing assets and liabilities. We establish a valuation allowance if it is probable that some portion of the deferred tax asset will not be realized. Our determination of whether a valuation allowance is appropriate requires the exercise of judgment. At March 31, 2008, we had net operating loss carryforwards available for U.S. federal and state income taxes of $91.9 million which begin to expire in 2017. The net operating loss carryforwards that we acquired in connection with our business acquisitions may also be limited by provision of the Internal Revenue Code regarding changes in ownership. We have provided a valuation allowance against net U.S. deferred tax assets and operating loss carryforwards in certain non-U.S. jurisdictions. We have recorded a valuation allowance because of the emerging nature of our business and our history of losses. We will continue to evaluate income generated in future periods in determining the reasonableness of our position. If we determine that future income is sufficient or insufficient to cause the realization of the net operating loss carryforwards within the required time, the valuation allowance will be adjusted as necessary.

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

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements refer to Note 1 of the Notes to the Consolidated Financial Statements in Item 1 – Financial Statements.

Off-Balance Sheet Arrangements

As of March 31, 2008 and 2007, we did not have any off-balance sheet arrangements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk. Our international businesses generate revenue and incur expenses that are denominated in foreign currencies. These transactions could be materially affected by currency fluctuations. Our exposures are to fluctuations in exchange rates for the U.S. dollar versus the Euro and the Canadian dollar.

Changes in currency exchange rates could adversely affect our consolidated results of operations or financial position. We also maintain cash balances denominated in foreign currencies. At March 31, 2008, we had $1.1 million of cash in foreign accounts. We have not hedged our exposure to changes in foreign currency exchange rates and, as a result, could incur unanticipated translation gains and losses.

Interest Rate Risk. We had cash and cash equivalents of $54.0 million at March 31, 2008. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates. Declines in interest rates, however, will reduce future income.

At March 31, 2008, we had an open line of credit which bears interest at a variable rate adjusted based on the prime rate, under which we may borrow a maximum of $2.5 million. At March 31, 2008, no amounts were outstanding under this line of credit. Based on the amount outstanding and the maximum amount available for borrowing, we do not believe that changes in interest rates create material exposure to our business. Increases in interest rates, however, will increase future interest expense.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2008, we completed our evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management as appropriate to allow for timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the first fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in various routine legal proceedings. We cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty. Nevertheless, we believe that the outcome of these proceedings, even if determined adversely, would not have a material adverse effect on our business, financial condition and results of operations.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the period January 1, 2008 to March 31, 2008, we purchased the following shares:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31	—		—	—	—
February 1-29	—		—	—	—
March 1-31	4,164	(1)	$12.47	N/A	N/A

(1)	As part of our restricted stock plan, we offer employees the opportunity to make required tax payments with cash or through a net share settlement. For employees choosing net share settlement, we make required tax payments on behalf of employees as their stock awards vest and then withhold a number of vested shares having a value on the date of vesting equal to the tax obligation. The shares withheld were recorded as treasury shares.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2008

ICX TECHNOLOGIES, INC.

By:	/S/ HANS C. KOBLER
Hans C. Kobler
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ HANS C. KOBLER	Chief Executive Officer and Director (Principal Executive Officer)	May 15, 2008
Hans C. Kobler

/S/ DEBORAH D. MOSIER	Chief Financial Officer	May 15, 2008
Deborah D. Mosier	(Principal Financial and Accounting Officer)

*	Chairman of the Board	May 15, 2008
Mark P. Mills

*	Director	May 15, 2008
E. Spencer Abraham

*	Director	May 15, 2008
Colin J. Cumming

*	Director	May 15, 2008
Joseph M. Jacobs

*	Director	May 15, 2008
Robert A. Maginn, Jr.

*	Director	May 15, 2008
Mark L. Plaumann

*	Director	May 15, 2008
Rodney E. Slater

* By:	/S/ DANIEL T. MONGAN
Daniel T. Mongan
Attorney-In-Fact

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002