Form 10-Q
period 2008-06-30
ICX TECHNOLOGIES INC
filed 2008-08-14
CIK 1334303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three and six month periods ended June 30, 2008

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

As of July 31, 2008, the registrant had 34,075,832 shares of Common Stock outstanding.

ICx TECHNOLOGIES, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ICx TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	(Unaudited) June 30, 2008
		December 31, 2007
Assets
Current assets:
Cash and cash equivalents (includes restricted cash of $8.3 million at June 30, 2008)	$40,909,488	$64,635,940
Trade accounts receivable, net	30,320,580	30,723,604
Inventories	26,021,984	18,305,164
Deferred income taxes	24,373	189,788
Prepaid expenses and other current assets	8,953,464	12,630,928

Total current assets	106,229,889	126,485,424
Property, plant and equipment, net	10,925,296	9,525,741
Intangible assets, net	24,997,574	27,704,589
Goodwill	69,187,977	66,088,664
Other assets	2,186,962	2,025,068

Total assets	$213,527,698	$231,829,486

Liabilities and Stockholders’ Equity
Current liabilities:
Lines of credit	$—	$124,776
Current portion of long-term debt	60,833	117,082
Accounts payable	10,417,434	10,883,266
Accrued payroll expenses	5,864,340	6,572,238
Accrued expenses and other current liabilities	8,628,244	9,834,893
Deferred revenue	4,288,206	3,497,683

Total current liabilities	29,259,057	31,029,938
Long-term debt	202,287	245,645
Deferred income taxes	1,612,741	1,647,267
Other liabilities	354,465	502,288

Total liabilities	31,428,550	33,425,138

Commitments and Contingencies
Series A Convertible Redeemable Preferred Stock, par value $.001 per share - authorized 15,000,000; issued and outstanding 0 shares; liquidation preference $0	—	—

Stockholders’ Equity:
Common stock, par value $.001 per share, authorized 250,000,000 shares in 2008 and 2007; issued and outstanding 34,263,249 and 33,680,892 shares in 2008 and 2007, respectively	34,263	33,681
Additional paid-in capital	378,979,102	374,126,190
Treasury stock, at cost; 201,106 and 79,623 shares in 2008 and 2007, respectively	(1,906,053)	(1,121,525)
Accumulated deficit	(198,632,723)	(177,537,722)
Accumulated other comprehensive income	3,624,559	2,903,724

Total stockholders’ equity	182,099,148	198,404,348

Total liabilities and stockholders’ equity	$213,527,698	$231,829,486

The accompanying notes are an integral part of these consolidated financial statements.

ICx TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Product revenues	$23,643,009	$21,188,490	$44,007,111	$37,585,982
Contract research and development revenues	9,822,863	7,980,835	21,798,839	15,757,704
Maintenance, service and other revenues	3,976,104	4,259,686	7,889,102	7,045,885

Total revenues	37,441,976	33,429,011	73,695,052	60,389,571

Cost of revenues:
Cost of product revenues	11,084,481	10,356,040	21,214,597	18,852,308
Cost of contract research and development revenues	6,806,262	5,387,055	14,489,355	10,589,438
Cost of maintenance, service and other revenues	2,414,844	3,047,485	4,971,898	4,718,961

Total cost of revenue	20,305,587	18,790,580	40,675,850	34,160,707

Gross profit	17,136,389	14,638,431	33,019,202	26,228,864

Operating expenses:
General and administrative	8,009,612	10,394,183	17,647,355	19,375,520
Sales and marketing	8,585,664	5,526,090	16,416,680	10,249,432
Research and development	5,877,124	4,664,239	12,560,961	9,286,552
Depreciation and amortization	3,367,098	3,404,508	6,653,882	6,873,428

Total operating expenses	25,839,498	23,989,020	53,278,878	45,784,932

Operating loss	(8,703,109)	(9,350,589)	(20,259,676)	(19,556,068)

Other income (expense):
Interest income	246,593	134,401	676,142	195,048
Interest expense	(11,406)	(23,801)	(29,110)	(113,646)
Other, net	(257,380)	(91,318)	(379,504)	(14,986)

Total other income	(22,193)	19,282	267,528	66,416

Loss before income taxes	(8,725,302)	(9,331,307)	(19,992,148)	(19,489,652)
Income tax expense	232,181	157,343	199,968	232,087

Loss from continuing operations	$(8,957,483)	$(9,488,650)	$(20,192,116)	$(19,721,739)
(Loss) gain on discontinued operations, net of tax	—	26	—	(1,301,544)
(Loss) gain on sale of discontinued operations, net of tax	—	2,480,918	(902,885)	4,562,501

Net loss	$(8,957,483)	$(7,007,706)	$(21,095,001)	$(16,460,782)

Other comprehensive income
Foreign currency translation adjustment, net of tax	167,345	633,489	720,835	784,766

Comprehensive loss	$(8,790,138)	$(6,374,217)	$(20,374,166)	$(15,676,016)

Net loss	$(8,957,483)	$(7,007,706)	$(21,095,001)	$(16,460,782)
Less: Preferred stock dividends including accretion	—	2,403,911	—	4,864,813

Net loss attributable to common stockholders	$(8,957,483)	$(9,411,617)	$(21,095,001)	$(21,325,595)

Net loss per common share
Basic and diluted	$(0.26)	$(0.96)	$(0.62)	$(2.18)

The accompanying notes are an integral part of these consolidated financial statements.

ICx TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

	(Unaudited)
	Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balances at January 1, 2008	33,680,892	$33,681	$374,126,190	$(177,537,722)	$2,903,724	$(1,121,525)	$198,404,348
Comprehensive income (loss):
Net loss	—	—	—	(21,095,001)	—	—	(21,095,001)
Foreign currency translation, net of tax	—	—	—	—	720,835	—	720,835

Total comprehensive loss	—	—	—	(21,095,001)	720,835	—	(20,374,166)
Issuances of common stock:
Business combinations	189,797	190	887,970	—	—	—	888,160
Stock options, warrants and restricted stock	392,560	392	130,842	—	—	—	131,234
Stock offering costs	—	—	(25,035)	—	—	—	(25,035)
Stock based compensation	—	—	3,859,135	—	—	—	3,859,135
Purchases of treasury stock	—	—	—	—	—	(784,528)	(784,528)

Balances at June 30, 2008	34,263,249	$34,263	$378,979,102	$(198,632,723)	$3,624,559	$(1,906,053)	$182,099,148

The accompanying notes are an integral part of this consolidated financial statement.

ICx TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	(Unaudited) Six Months Ended June 30,
	2008	2007
Operating activities:
Net loss	$(21,095,001)	$(16,460,782)
Loss (gain) on sale of discontinued operations	902,885	(4,562,501)
Loss on discontinued operations, net of tax	—	1,301,544

Loss from continuing operations, net of tax	(20,192,116)	(19,721,739)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	3,135,185	2,779,679
Depreciation and amortization	6,653,882	6,873,428
Deferred income taxes	(87,578)	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	829,786	(5,027,709)
Inventories	(7,455,029)	447,774
Prepaid expenses and other assets	901,789	(939,326)
Accounts payable	(107,208)	(1,304,006)
Accrued expenses and other liabilities	(295,299)	105,917
Deferred revenue	86,501	(982,304)

Net cash used in continuing operating activities	(16,530,087)	(17,768,286)
Cash used in operation of discontinued operations	—	22,052

Net cash used in operating activities	(16,530,087)	(17,746,234)

Investing activities:
Purchases of property, plant and equipment	(2,679,269)	(2,124,098)
Business combinations	(5,465,393)	—

Net cash used in continuing investing activities	(8,144,662)	(2,124,098)
Proceeds from the sale of discontinued operations	1,797,115	19,409,441

Net cash (used in) provided by investing activities	(6,347,547)	17,285,343

Financing activities:
Proceeds from issuance of preferred stock	—	3,500,000
Proceeds from issuance of common stock	131,234	129,726
Borrowings under lines of credit	—	183,623
Repayments under lines of credit	(124,776)	—
Proceeds from notes payable and long-term debt	—	3,000,000
Repayments of notes payable and long-term debt	(99,607)	(3,409,587)
Purchase of treasury shares	(784,528)	—
Other, net	(25,035)	(2,442)

Net cash (used in) provided by financing activities	(902,712)	3,401,320

Effect of foreign exchange rate on cash	53,894	113,086

Net change in cash and cash equivalents	(23,726,452)	3,053,515
Cash and cash equivalents at beginning of period	64,635,940	7,236,005

Cash and cash equivalents at end of period	$40,909,488	$10,289,520

The accompanying notes are an integral part of these consolidated financial statements.

ICx TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2008 and 2007

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

The Company’s Board of Directors approved a plan in 2006 for the sale of three companies. The sales of two of these companies were completed in the six months ended June 30, 2007. Accordingly the operating results of those two companies are included as discontinued operations in the accompanying consolidated financial statements for the three and six months ended June 30, 2007.

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

(d)	Allowance for Trade Accounts and Notes Receivable

At June 30, 2008 and December 31, 2007, trade accounts receivable, net was comprised of the following:

	June 30, 2008	December 31, 2007
U.S. government	$11,601,536	$9,543,917
Commercial and other	19,094,929	21,855,032

	$30,696,465	$31,398,949
Allowance for doubtful accounts	(375,885)	(675,345)

Trade accounts receivable, net	$30,320,580	$30,723,604

Except for the U.S. government, no one customer accounted for 10% or greater of the net trade accounts receivable balance at June 30, 2008 or December 31, 2007.

(e)	Inventories

At June 30, 2008 and December 31, 2007, inventories were comprised of the following:

	June 30, 2008	December 31, 2007
Raw materials	$14,149,998	$10,296,785
Work in progress	4,713,661	2,521,860
Finished goods	7,693,728	6,101,824

	$26,557,387	$18,920,469
Reserve for obsolescence	(535,403)	(615,305)

	$26,021,984	$18,305,164

(f)	Goodwill and Other Intangible Assets

The changes in goodwill by segment as of June 30, 2008 are as follows:

	Detection	Surveillance	Solutions	Total
Balance as of December 31, 2007	$45,584,782	$13,306,228	$7,197,654	$66,088,664
Goodwill of acquired businesses (Note 3)	3,123,405	—	—	3,123,405
Additional purchase price for 2007 acquisition	—	—	22,400	22,400
Impact of foreign exchange	—	—	(66,492)	(66,492)
Other	20,000	—	—	20,000

Balance as of June 30, 2008	$48,728,187	$13,306,228	$7,153,562	$69,187,977

Goodwill is not amortized, but instead is tested for impairment at least annually. Pursuant to the Company’s policies for assessing impairment of goodwill and long-lived assets, no goodwill was written off in the first six months of 2008 or 2007.

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

The Company earns contract research and development revenue by performing research and development primarily under contracts entered into with the U.S. government or as subcontractors to other commercial entities that contract with the U.S. government. Most of the research and development contracts are either based on costs incurred plus a fixed fee or are based on a fixed price. The Company recognizes revenue from research and development contracts using the percentage of completion method in accordance with Statement of Position 81-1 as prescribed by the American Institute of Certified Public Accounts Audit and Accounting Guide, Audits of Federal Government Contractors. To the extent that customer billings or payments are in excess of revenues, the excess is recorded as deferred revenue and contract costs in excess of expected earnings under the contract are deferred. At June 30, 2008 and December 31, 2007, the Company had included in deferred revenue $2,258,747 and $1,825,355 of excess billings or customer payments, respectively, related to percentage of completion timing differences. Deferred contract costs at June 30, 2008 and December 31, 2007 were not material. In certain circumstances, revenue is recognized under the percentage of completion method prior to costs being incurred under cost plus fixed fee contracts or prior to billings as defined in fixed price contracts. Such amounts are recorded as unbilled revenue and are expected to be collected within one year of recognition, and if contract costs incurred are below the earnings that are expected to be realized upon contract completion are accrued until the costs are incurred. At June 30, 2008 and December 31, 2007, the Company had unbilled revenue of $5,017,559 and $5,706,570, respectively, included in other current assets in the accompanying financial statements, substantially all of which was due from the U.S. government and expected to be collected within one year. Accrued contract costs at June 30, 2008 and December 31, 2007, were not material. The Company had no material claims outstanding under its research and development contracts at June 30, 2008.

The Company recognizes revenue from services at the time the services are performed. Deferred revenue includes $1,633,249 and $1,235,080 at June 30, 2008 and December 31, 2007, respectively, of prepayments on service contracts which are deferred until such time as the services are performed. Warranty income under separate agreements is recognized ratably over the life of the warranty.

        The Company recognizes software revenue under the provisions of the Accounting Standards Executive Committee’s Statement of Position 97-2 (“SOP 97-2”), Software Revenue Recognition (as amended by SOP 98-9). Revenue from software license fees is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collection from the customer is reasonably assured. Revenue from post contract customer maintenance and support is deferred and recognized ratably over the life of the post contract customer maintenance and support agreement. Deferred revenue includes $396,210 and $437,248 at June 30, 2008 and December 31, 2007, respectively, of revenue deferred under multiple-element software arrangements for post contract customer support.

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

During the three months ended June 30, 2008 and 2007, the Company recorded non-cash stock-based compensation expense of $1,464,696 and $1,940,359, respectively. During the six months ended June 30, 2008 and 2007, the Company recorded non-cash stock-based compensation expense of $3,135,185 and $2,779,679, respectively. As of June 30, 2008, and December 31, 2007, the Company’s total unrecognized compensation cost related to stock-based awards was $7.6 million and $8.5 million, respectively.

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

For the quarter ended June 30, 2008, the Company had 33,989,893 weighted average shares outstanding, and all of the Company’s potential common shares were anti-dilutive as the Company was in a net loss position. Those potential common shares consisted of 600,460 weighted average shares of stock. For the quarter ended June 30, 2007, the Company had 9,787,033 weighted average shares outstanding.

For the six months ended June 30, 2008, the Company had 33,852,651 weighted average shares outstanding, and all of the Company’s potential common shares were anti-dilutive as the Company was in a net loss position. Those potential common shares consisted of 593,587 weighted average shares of stock. For the six months ended June 30, 2007, the Company had 9,773,736 weighted average shares outstanding.

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

•

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Level 1 financial assets measured at fair value on a recurring basis consist of shares of common stock held as trading securities of $809,288 and $1,157,410 at June 30, 2008 and December 31, 2007, respectively (Note 9), which are included in other current assets on the consolidated balance sheet. These shares are traded on a national stock exchange and are valued at the closing price of the shares on the reporting date. The Company has no Level 2 or Level 3 financial assets or liabilities measured at fair value on a recurring basis.

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

In December 2007, the FASB issued SFAS 141(R), Business Combinations. SFAS No. 141(R) establishes standards for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and for determining what information to disclose in connection with a business combination. Among other things, SFAS No. 141(R) requires securities issued be valued as of the acquisition date, transaction costs incurred in connection with an acquisition be expensed, except acquiree costs that meet the criteria of SFAS No. 146, contingent consideration be recorded at fair value as of the date of acquisition with subsequent changes reflected in income, and in-process research and development be capitalized as an intangible asset. The provisions of SFAS 141(R) are applicable to business combinations consummated on or after December 15, 2008. Early application is prohibited. The provisions of SFAS141(R) may impact the Company’s accounting for future business combinations, as the Company often includes provisions for the issuance of contingent consideration based on future earnings in its acquisitions.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company is currently evaluating the impact that adopting SFAS 162 will have, if any, on its consolidated financial position and results of operations, but does not believe adoption will have a significant impact on the consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1addresses whether unvested share-based payment awards with rights to receive dividends or dividend equivalents should be considered as participating securities for the purposes of applying the two-class method of calculating earnings per share (“EPS”) under SFAS 128. The FASB staff concluded that unvested share-based payments awards that contain nonforfeitable rights to receive dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing EPS. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years and requires that all prior period EPS data presented be adjusted retrospectively. Early application is not permitted. The Company is currently evaluating the potential impact FSP EITF 03-6-1 will have, if any, on its consolidated financial statements.

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

Administrative Services Agreement with Wexford

The Company entered into an Administrative Services Agreement with Wexford under which the Company may request certain legal, accounting, back office, and other services. The Company is obligated to reimburse Wexford for all of its direct and indirect costs allocated to the performance of such services. The Company incurred general and administrative expenses of $26,245 and $73,057 in the three months ended June 30, 2008 and 2007, respectively, and $66,836 and $146,978 in the six months ended June 30, 2008 and 2007, respectively, pursuant to the agreement. Either party may terminate specific services or cancel the agreement upon written notice to the other party.

Leases

Juergen Stein, CEO and President of Target GmbH, a subsidiary of the Company, leases facilities to the Company under a lease agreement dated January 1, 2005. Rent expense of $27,000 and $22,500 was incurred in the three months ended June 30, 2008 and 2007, respectively. Rent expense of $54,000 and $45,000 was incurred in the six months ended June 30, 2008 and 2007, respectively. The lease term ends on December 31, 2020, and can be renewed for one year terms thereafter.

Strange Family Holdings, LLP, leases facilities to the Company under a lease agreement dated June 15, 2005. Rent expense of $18,977 and $19,225 was incurred in the three months ended June 30, 2008 and 2007, respectively. Rent expense of $39,153 and $38,450 was incurred in the six months ended June 30, 2008 and 2007, respectively. The lease term ends on August 22, 2008, and can then be renewed for seven one-year terms thereafter. Certain family members of the Strange family hold senior management positions in one of the Company’s subsidiaries.

Debt Obligations

On March 8, 2007, the Company borrowed $3.0 million from DP1 through a convertible promissory note due April 9, 2007. The note bore interest in the form of a $60,000 origination fee deducted from the proceeds. The note was convertible into Series A shares at $10.00 per share and was repaid on April 9, 2007.

3.	Business Combination and Related Intangibles

On May 31, 2008, the Company acquired the assets of S3I, LLC (“S3I”) for $3.5 million in cash and $2.3 million in assumed liabilities in a business combination accounted for as a purchase. S3I is a developer of biological sensors. Management believes S3I’s sensors can be integrated into and used with the Company’s other biological-detection products, thereby complementing the Company’s existing products. Acquired intangibles primarily resulted from S3I’s core technology while goodwill resulted from the excess of the purchase price over S3I’s net assets at the date of acquisition. S3I is included in the Detection business segment.

The following table summarizes the estimated fair values of the net assets acquired as of the date of acquisition:

2008 Acquisition	Tangible Net Assets	Acquired Intangible Assets	Acquired In-Process Research & Development	Goodwill	Total
S3I	$(1,573,405)	$1,950,000	$—	$3,123,405	$3,500,000

Intangible net assets acquired in the business combination are comprised of $1,250,000 of core technology and $700,000 of firm and non-firm contracts. The weighted average life of the core technology is eight years. The weighted average life of the firm and non-firm contracts is less than two years.

The purchase agreement with S3I contains contingent consideration provisions based on earnings and future revenues in an amount not to exceed $24.7 million. In accordance with SFAS 141, Business Combinations, any contingent consideration paid under the agreement would be recorded as an additional cost of the acquisition and therefore would increase goodwill associated with the acquisition.

4.	Commitments and Contingencies

The Company is routinely involved in various legal matters arising from the normal course of business. Management believes that losses, if any, arising from such actions will not have a material adverse effect on the financial position or results of operations of the Company.

5.	Income Taxes

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48). As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. The cumulative effect of adopting FIN 48 resulted in no adjustment to retained earnings. As of June 30, 2008 and December 31, 2007, the Company had unrecognized tax benefits of $1.4 million. If recognized in future periods, $1.4 million would reduce the Company’s effective income tax rate. No interest or penalties have been accrued. The Company does not expect the unrecognized tax benefits to significantly change within the next 12 months. The Company has elected to report interest and penalties as a component of income tax expense.

6.	Lines of Credit

Certain of the Company’s subsidiaries have operating lines of credit with banks in which borrowing is generally collateralized by and based on a percentage of certain eligible accounts receivable, inventory, and/or property and equipment. Interest is based on prime or, in some cases, percentage points above prime.

At December 31, 2007, lines of credit consisted of a $124,776 outstanding balance on a line of credit with a maximum borrowing amount of $2.5 million, an effective interest rate of 8.60% and a maturity date of April 26, 2008. This line of credit was paid during the six months ended June 30, 2008. In April 2008, the Company renewed this line of credit with similar terms, including a variable interest rate based on prime (minimum of 5.5%) and a maturity date of April 26, 2009. The interest rate at June 30, 2008 was 5.75%.

7.	Treasury Stock

As part of the Company’s stock-based compensation plans, the Company offers employees the opportunity to make required tax payments with cash or through a net share settlement. For employees choosing net share settlement, the Company makes required tax payments on behalf of employees as their stock awards vest and then withholds a number of vested shares having a value on the date of vesting equal to the tax obligation. The shares withheld were recorded as treasury shares. During the six months ended June 30, 2008, the Company repurchased 121,483 shares in settlement of employees’ tax obligations for a total of $784,528 or an average of $6.46 per share.

8.	Stock-Based Compensation

The following table summarizes activity for nonvested restricted stock (“RS”) and restricted stock units (“RSUs”) granted under the 2007 Equity Incentive Plan for the six months ended June 30, 2008:

	Restricted Stock Units	Weighted Average Fair Value
Nonvested RS and RSUs outstanding at January 1, 2008	591,459	$12.04
RS and RSUs granted	513,194	6.63
RS and RSUs vested	(314,157)	8.49
RS and RSUs forfeited	(43,027)	8.68

Nonvested RS and RSUs outstanding at June 30, 2008	747,469	$10.02

The Company recorded stock-based compensation expense of $1.1 million and $0.9 million during the three months ended June 30, 2008 and 2007, respectively, and $2.2 million and $0.9 million during the six months ended June 30, 2008 and 2007, respectively, in connection with restricted stock grants. Grants of restricted stock and restricted stock units are valued using the closing market price of the Company’s common stock on the date of grant. Prior to November 7, 2007, the Company accounted for the fair value of the restricted stock using estimates of the fair value of an underlying share of common stock at the time of the grants as there was no market for the Company’s common stock prior to November 7, 2007. The Company’s common stock valuations used the probability weighted expected return method for 2007.

The aggregate intrinsic value of outstanding restricted stock at June 30, 2008 was $5.5 million. Also at June 30, 2008, total compensation cost related to nonvested restricted stock awards that had not yet been recognized totaled $6.1 million. The weighted average period over which this amount will be recognized is estimated to be 1.3 years.

Stock option activity for options issued under the 2007 Equity Incentive Plan was as follows as of June 30, 2008, and for the six months then ended:

	Shares Subject to Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2008	3,098,641	$9.22
Options granted	98,250	9.17
Options exercised	(121,191)	1.08
Options terminated, cancelled or expired	(102,848)	11.03

Options outstanding at June 30, 2008	2,972,852	$9.52	6.63	$(9,723,546)

Options exercisable at June 30, 2008	2,570,562	$9.34	6.76	$(9,235,497)

The Company did not grant any options in 2007. For options granted in 2008, the fair value of options was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

For the six months ended June 30,	2008
Grant date fair value	$3.13
Risk-free interest rate	3.72%
Dividend yield	—%
Expected life (years)	5.0 - 6.25
Expected volatility	41.5% - 42.7%

No dividend yield assumption was included because the Company does not plan to pay dividends.

A summary of the board-discretionary stock option activity as of June 30, 2008, and changes during the six months then ended is presented below:

	Shares Subject to Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2008	173,525	$0.25
Options granted	0	—
Options exercised	(5,125)	0.16
Options terminated, cancelled or expired	0	—

Options outstanding at June 30, 2008	168,400	$0.26	7.03	$1,186,184

Options exercisable at June 30, 2008	168,400	$0.26	7.03	$1,186,184

Stock-based compensation expense pertaining to stock options totaled $0.4 million and $1.1 million for the three months ended June 30, 2008 and 2007, respectively, and $0.9 million and $1.9 million for the six months ended June 30, 2008 and 2007, respectively. Cash received from the exercise of stock options totaled $97,000 and $38,000 for the three months ended June 30, 2008 and 2007, respectively, and $131,000 and $130,000 for the six months ended June 30, 2008 and 2007, respectively.

The aggregate intrinsic value of outstanding options at June 30, 2008 was $8.5 million. Also at June 30, 2008, total compensation cost related to nonvested awards that had not yet been recognized totaled $1.5 million. The weighted average period over which this amount will be recognized is estimated to be 0.9 years.

9.	Discontinued Operations

In August 2006, in connection with the sale of Little Optics (a subdivision of Nomadics) the Company received warrants to purchase 125,000 shares of the purchaser’s Series G Preferred Stock at $5.40 per share. At June 30, 2008 and December 31, 2007, the investment was carried in the consolidated balance sheet at $809,288 and $1,157,410, respectively, and was included in other current assets.

On December 14, 2006, the Company’s Board of Directors adopted a plan to sell the assets and businesses of Nuvonyx, Inc. and Nuvonyx Europe, manufacturers of laser diode components, arrays and industrial laser systems, and Harbinger Technologies, a provider of homeland defense and security consulting and technology. The Company decided to sell these units primarily because the business models did not align with the strategic plans of the Company. The disposal dates of the units were February 2, 2007, March 15, 2007, and April 24, 2007, for Nuvonyx Europe, Harbinger Technologies, and Nuvonyx, Inc., respectively. The units’ sales and pretax losses, reported in discontinued operations, for the three and six months ended June 30, 2007, are shown below.

	Three months ended June 30, 2007	Six months ended June 30, 2007
Sales
Nuvonyx, Inc.	$143,289	$2,475,378
Nuvonyx Europe	—	—
Harbinger Technologies	—	686,228

	$143,289	$3,161,606

Net income (loss) before income taxes
Nuvonyx, Inc.	$(11,086)	$(399,517)
Nuvonyx Europe	—	—
Harbinger Technologies	11,112	(902,027)

	$26	$(1,301,544)

Net loss per share	$—	$(0.07)

The Company realized a gain on discontinued operations of $26 and a gain on sale of discontinued operations of $2,480,918 in the three months ended June 30, 2007 and a loss on discontinued operations of $1,301,544 and a gain on sale of discontinued operations of $4,562,501 related to the sale of two of these three units in the six months ended June 30, 2007.

In the three months and six months ended June 30, 2008, the Company realized a loss on discontinued operations of $0 and $902,885, respectively, related to the settlement of escrow accounts and contingent purchase consideration.

10.	Segment Information

Segment information has been prepared in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. The Company has three reportable segments: detection, surveillance, and solutions. The detection segment provides chemical, biological, radiological, nuclear, and radiation detection activities. The surveillance segment provides perimeter security and monitoring. The solutions segment designs, creates, and deploys security operating systems and video networking systems. Due to a change in internal reporting structure and the economics of the business of one subsidiary during the six months ended June 30, 2008, the Company determined one subsidiary should be removed from the Surveillance segment and included in the Detection segment. Additionally, due to changes in the Company’s internal structure, additional general and administrative and sales and marketing expenses have been allocated to the Company’s reportable segments. Segment information disclosed below for the three months and six months ended June 30, 2007, has been reclassified to conform to the 2008 presentation.

The following is a summary of information for the Company’s reportable segments:

	For the three months ended June 30, 2008
	Detection	Surveillance	Solutions	Segments Combined
Revenues from external customers	$23,783,594	$8,441,984	$5,216,398	$37,441,976
Segment operating losses	(1,441,079)	(2,061,719)	(2,410,386)	(5,913,184)
Depreciation and amortization	1,907,946	756,570	542,135	3,206,651

	For the three months ended June 30, 2007
	Detection	Surveillance	Solutions	Segments Combined
Revenues from external customers	$19,586,968	$9,442,381	$4,399,662	$33,429,011
Segment operating losses	(806,275)	(2,260,720)	(1,802,822)	(4,869,817)
Depreciation and amortization	1,989,729	877,964	479,633	3,347,326

	For the six months ended June 30, 2008
	Detection	Surveillance	Solutions	Segments Combined
Revenues from external customers	$43,429,385	$19,245,623	$11,020,044	$73,695,052
Segment operating losses	(5,226,046)	(4,855,186)	(4,231,021)	(14,312,253)
Depreciation and amortization	3,768,787	1,504,262	1,075,581	6,348,630
Segment property, plant and equipment additions	1,126,204	539,786	168,828	1,834,818

	For the six months ended June 30, 2007
	Detection	Surveillance	Solutions	Segments Combined
Revenues from external customers	$34,759,149	$17,016,704	$8,613,718	$60,389,571
Segment operating losses	(4,708,328)	(3,934,048)	(3,430,215)	(12,072,591)
Depreciation and amortization	3,982,704	1,738,309	1,052,939	6,773,952
Segment property, plant and equipment additions	1,425,362	126,115	13,328	1,564,805

As of June 30, 2008
Segment total assets	$109,417,435	$43,143,848	$19,775,588	$172,336,871

As of December 31, 2007
Segment total assets	$102,072,985	$42,180,215	$20,579,546	$164,832,746

Following is a reconciliation of the Company’s operating losses from reportable segments to the total Company loss before income taxes:

	For the three months ended June 30,
	2008	2007
Operating losses from reportable segments	$(5,913,184)	$(4,869,817)
Unallocated general and administrative expenses	(2,629,478)	(4,423,590)
Unallocated depreciation and amortization expense	(160,447)	(57,182)
Interest income	246,593	134,401
Interest expense	(11,406)	(23,801)
Other non-operating gains (losses), net	(257,380)	(91,318)

Loss before income taxes	$(8,725,302)	$(9,331,307)

	For the six months ended June 30,
	2008	2007
Operating losses from reportable segments	$(14,312,253)	$(12,072,591)
Unallocated general and administrative expenses	(5,642,171)	(7,384,001)
Unallocated depreciation and amortization expense	(305,252)	(99,476)
Interest income	676,142	195,048
Interest expense	(29,110)	(113,646)
Other non-operating gains (losses), net	(379,504)	(14,986)

Loss before income taxes	$(19,992,148)	$(19,489,652)

Following is a reconciliation of the property, plant and equipment additions from the Company’s reportable segments to the total property, plant and equipment additions of the Company:

	For the six months ended June 30,
	2008	2007
Total property, plant and equipment additions from reportable segments	$1,834,818	$1,564,805
Unallocated property, plant and equipment additions	844,451	559,293

Total property, plant and equipment additions	$2,679,269	$2,124,098

Following is a reconciliation of the total assets from the Company’s reportable segments to the total assets of the Company:

	June 30, 2008	December 31, 2007
Total assets from reportable segments	$172,336,871	$164,832,746
Cash and cash equivalents	34,849,717	57,536,088
Prepaid expenses and other assets	6,316,737	9,270,864
Deferred income taxes	24,373	189,788

Total assets	$213,527,698	$231,829,486

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a leader in the development and integration of advanced sensor technologies for homeland security, force protection and commercial applications. Our proprietary sensors detect and identify chemical, biological, radiological, nuclear and explosive threats, and deliver superior awareness and actionable intelligence for wide-area surveillance, intrusion detection and facility security. By leveraging our technical expertise, ICx pioneers the integration of these advanced sensors into effective security and commercial solutions. We were incorporated in 2003, and our business was primarily formed through a series of complementary acquisitions in 2005. We sold the non-strategic operations of three of our companies in 2007 and one company in 2006. On May 30, 2008, we acquired S3I LLC (S3I) for approximately $5.8 million consisting of $3.5 million in cash and $2.3 million in assumed liabilities. On October 1, 2007, we acquired PureTech Systems, Inc. (PureTech) for $3.25 million in cash. Both business combinations were accounted for as purchases. The results of operations of S3I and PureTech are presented in our consolidated financial statements as of the acquisition dates.

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

Our direct customers include federal agencies such as the U.S. Department of Homeland Security, U.S. Customs & Border Protection (Border Patrol) and the Transportation Security Administration, as well as various state and local governments and agencies, including the New York Police Department, the Orange County Transportation Authority and the Port of Long Beach. We also provide products, components and sub-systems to leading integrators in the security and defense industries who either resell our products or integrate them into comprehensive security installations for their end customers. The value-added-resellers and system integrators that we sell products to include The Boeing Company, Honeywell International, Inc., Northrop Grumman Corp., Raytheon Company, SAIC, Inc. and Thermo Fisher Scientific, Inc.

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

Description of Certain Factors Affecting our Revenue, Gross Profit and Operating Expenses

Product Revenue and Gross Profit. In our Detection segment, we primarily derive product revenue through the sale of our Fido explosive detectors, IdentiFINDER and Interceptor radiation detectors, AirSentinel bioaerosol sensors and our Griffin gas chromatography/mass spectrometry line of products. In our Surveillance segment, we primarily derive product revenue from the sale of our Cerberus and SkyWatch towers, our thermal imaging cameras, including DefendIR and Orion, and our STS line of radar products. In our Solutions segment, we primarily derive product revenue from the sale of our Cameleon advanced camera control systems, Cameleon ITS transportation management software, StarWatch security command and control software and Callisto, a non-security related product for process management of diverse supervisory control and data acquisition (SCADA) applications.

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

Sales and Marketing Expenses. We increased sales and marketing expense in the six months ended June 30, 2008, compared to the six months ended June 30, 2007, through an investment in our sales and marketing platform throughout 2007 that extended into the first half of 2008 in order to support bids and proposals for major programs and to develop a more comprehensive commercial sales channel.

Research and Development. In addition to external funding we receive and record as revenue from the U.S. government and other commercial entities for contract research and development activities, we also invest in research and development activities using our own internal funds in an effort to provide additional means for accelerating the development of new and enhanced product offerings and to expand our technological leadership. The costs of our internally funded research and development are included in our operating expenses. In 2007 and the first six months of 2008, we increased our spending on internally funded research and development activities and the integration of products and technologies among our reportable segments. One of our key objectives is to expand our market share by continuing to convert advanced technologies into products and single source integrated solutions. Accordingly, we anticipate our research and development expense will increase in future periods.

Results of Operations - Comparison of the Three Months Ended June 30, 2008 and 2007

The following table presents selected summarized consolidated financial information for the three months ended June 30, 2008 and 2007.

	Three Months Ended June 30,
	2008	2007
	(dollars in thousands)
	(unaudited)
Product revenues	$23,643	$21,188
Gross profit %	53.1%	51.1%
Contract research and development revenues	$9,823	$7,981
Gross profit %	30.7%	32.5%
Maintenance, service and other revenues	$3,976	$4,260
Gross profit %	39.3%	28.5%

Total revenues	$37,442	$33,429

Gross profit %	45.8%	43.8%

Operating loss excluding depreciation and amortization	$(5,336)	$(5,946)
Depreciation and amortization	3,367	3,405

Operating loss	$(8,703)	$(9,351)

Loss from continuing operations	$(8,957)	$(9,489)
Gain on sale of discontinued operations, net	—	2,481

Net loss	$(8,957)	$(7,008)

Product Revenues and Gross Profit. Product revenue increased $2.5 million, or 12%, to $23.6 million in the second quarter of 2008 from $21.2 million in the second quarter of 2007. An increase in sales of approximately $3.0 million from new and enhanced products in our Detection segment and an increase of $0.8 million in product sales in our Solutions segment were offset by a decrease of approximately $1.3 million in sales from our Surveillance segment. Gross profit as a percentage of product revenue was 53.1% and 51.1% in the second quarters of 2008 and 2007, respectively. The increased gross profit is primarily attributable to increased sales of detection products on which we earn higher gross profit.

Contract Research and Development Revenues and Gross Profit. Contract research and development revenue increased $1.8 million, or 23%, to $9.8 million in the second quarter of 2008 from $8.0 million in the second quarter of 2007. Approximately 66% of this increase is attributable to work performed under contracts in our Detection segment while 26% of the increase is attributable to delivery of prototype platforms under research and development contracts by one of our Surveillance operating units. Gross profit as a percentage of contract research and development revenue was 30.7% and 32.5% in the second quarters of 2008 and 2007, respectively.

Maintenance, Service and Other Revenues and Gross Profit. Maintenance, service and other revenue decreased $0.3 million, or 7%, to $4.0 million in the second quarter of 2008 from $4.3 million in the second quarter of 2007. Gross profit as a percentage of maintenance, service and other revenue was 39.3% and 28.5% in the second quarters of 2008 and 2007, respectively. Gross profit increased in the second quarter of 2008 because a greater proportion of our revenue in 2008 was derived from higher margin contract engineering and design services compared to 2007 in which a greater proportion was derived from lower margin project management, integration and installation services.

Operating Loss. Operating loss decreased $0.6 million, or 7%, to $8.7 million in the second quarter of 2008 from $9.4 million in the second quarter of 2007. An increase in gross profit of $2.5 million over the comparable quarter was offset by $1.9 million in increased operating expenses related primarily to an increase in spending on internal research and development projects and sales and marketing activities. The increase in operating expenses in 2008 primarily related to additional spending on internal research and development projects directed at the development and expansion of chemical, biological, radiation and explosive detection products and technologies. Sales and marketing expense increased $3.1 million as we made a deliberate investment in our sales and marketing platform throughout 2007 that extended through the second quarter of 2008 in order to support bids and proposals for major programs and to develop a more comprehensive commercial sales channel. Operating loss excluding depreciation and amortization is a non-GAAP financial measure that is derived by reducing our operating loss by depreciation and amortization. Amortization primarily represents costs associated with our business acquisitions that do not correspond to an outlay of current and future cash flow. Accordingly, we believe operating loss excluding depreciation and amortization is a more meaningful measure of our recurring operations and an indicator of our working capital requirements. Operating loss excluding depreciation and amortization decreased $0.6 million, or 10%, to $5.3 million in the second quarter of 2008 from $5.9 million in the second quarter of 2007.

Loss from Continuing Operations. Our loss from continuing operations decreased $0.5 million, or 6%, to $9.0 million in the second quarter of 2008 from $9.5 million in the second quarter of 2007. Our $2.5 million increase in gross profit in the second quarter of 2008 was offset by increased spending on internal research and development programs and sales and marketing activities.

Discontinued Operations. In December 2006, we adopted a plan for the sale of three companies. Those businesses did not align with our overall strategic plans. We completed two of the sales in the first quarter of 2007 and the third sale during the second quarter of 2007. In the second quarter of 2007, we realized a gain on the sale of discontinued operations of $2.5 million.

Net Loss. Net loss increased $2.0 million, or 28%, to $9.0 million in the second quarter of 2008 from $7.0 million in the second quarter of 2007. The increased loss was primarily due to the gain on the sale of discontinued operations of $2.5 million in the second quarter of 2007. Also, our $2.5 million increase in gross profit in the second quarter of 2008 was more than offset by increased spending on internal research and development programs and sales and marketing activities. We increased spending in these areas in an effort to introduce new products and to integrate our products and technologies into broader solutions.

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

Detection Segment - Comparison of the Three Months Ended June 30, 2008 and 2007

	Three Months Ended June 30,
	2008	2007
	(dollars in thousands)
	(unaudited)
Revenue and gross profit %
Product revenue	$14,927	$11,896
Contract research and development revenue	8,544	7,438
Maintenance, service and other revenue	313	252

Total revenue	$23,784	$19,586

Gross profit %	48.4%	46.8%

Operating income excluding depreciation and amortization	$467	$1,184
Depreciation and amortization	1,908	1,990

Operating loss	$(1,441)	$(806)

Product Revenue. Product revenue increased $3.0 million, or 25%, to $14.9 million in the second quarter of 2008 from $11.9 million in the second quarter of 2007. The increase primarily resulted from increased sales of our explosive detection and gas chromatography/mass spectrometry products.

Contract Research and Development Revenue. Contract research and development revenue increased $1.1 million, or 15%, to $8.5 million in the second quarter of 2008 from $7.4 million in the second quarter of 2007. The increase is primarily due to increased government spending on defense and security related programs.

Gross Profit. Gross profit as a percentage of revenue increased from 46.8% in the second quarter of 2007 to 48.4% in the second quarter of 2008 primarily due to the increase in product revenue. In connection with the increased product revenue, gross profit improved due to a change in the mix of sales directly to end customers as compared to sales to original equipment manufacturers in the second quarter of 2007. We typically earn higher gross profit on sales directly to end customers than on sales to original equipment manufacturers, and approximately 24% of our second quarter 2008 revenue was generated by sales through original equipment manufacturers compared to 44% in the second quarter of 2007. In addition, we experienced higher gross profit in the second quarter of 2008 compared to the second quarter of 2007 through improved absorption of our overhead costs on a per unit basis due to increased manufacturing volume.

Operating Loss. Operating loss increased $0.6 million, or 79%, to $1.4 million in the second quarter of 2008 from $0.8 million in the second quarter of 2007. Operating income excluding depreciation and amortization decreased $0.7 million, or 61%, to $0.5 million in 2008 from $1.2 million in 2007. An increase in gross profit of $2.4 million over the comparable quarter was offset by $3.0 million in increased operating expenses related primarily to an increase in spending on internal research and development projects and sales and marketing activities. The increase in operating expenses in 2008 related to additional spending on internal research and development projects directed at the development and expansion of chemical, biological, radiation and explosive detection products and technologies. Sales and marketing expense increased due to an investment in our sales and marketing platform throughout 2007 that extended into the second quarter of 2008 in order to support bids and proposals for major programs and to develop our commercial sales channel.

Surveillance Segment - Comparison of the Three Months Ended June 30, 2008 and 2007

	Three Months Ended June 30,
	2008	2007
	(dollars in thousands)
	(unaudited)
Revenue and gross profit %
Product revenue	$6,701	$8,093
Contract research and development revenue	1,249	542
Maintenance, service and other revenue	491	809

Total revenue	$8,441	$9,444

Gross profit %	42.9%	43.6%

Operating loss excluding depreciation and amortization	$(1,305)	$(1,383)
Depreciation and amortization	757	878

Operating loss	$(2,062)	$(2,261)

Product Revenue. Product revenue decreased $1.4 million, or 17%, to $6.7 million in the second quarter of 2008 from $8.1 million in the second quarter of 2007. The decrease is primarily due to a large international shipment of our radar products in the second quarter of 2007 that was not duplicated in 2008 offset by increased sales of our thermal imaging equipment in the second quarter of 2008.

Contract Research and Development Revenue. Contract research and development revenue increased $0.7 million, or 130%, to $1.2 million in the second quarter of 2008 from $0.5 million in the second quarter of 2007 primarily due to delivery of prototype platforms under research and development contracts and work performed under new contracts in our radars group.

Maintenance, Service and Other Revenue. Maintenance, service and other revenue decreased $0.3 million, or 39%, to $0.5 million in the second quarter of 2008 from $0.8 million in the second quarter of 2007 primarily due to a service order in the second quarter of 2007 in our radars group that was non-recurring.

Gross Profit. Gross profit as a percentage of revenue was 42.9% and 43.6% in the second quarters of 2008 and 2007, respectively. Our gross profit was impacted by a reduction in manufacturing volume which had a negative impact on the absorption of our fixed overhead costs on a per unit basis as well as a shift from product sales to the delivery of prototypes under lower margin contract research and development contracts.

Operating Loss. Operating loss decreased $0.2 million, or 9%, to $2.1 million in the second quarter of 2008 from $2.3 million in the second quarter of 2007. Operating loss excluding depreciation and amortization decreased $0.1 million, or 6%, to $1.3 million in 2008 from $1.4 million in 2007. The decreased operating loss is due to a $0.7 million decrease in operating expenses which offset a reduction in gross margin of $0.5 million. We decreased general and administrative expense $0.5 million in the second quarter of 2008 compared to the second quarter of 2007 due to decreased personnel expenses.

Solutions Segment - Comparison of the Three Months Ended June 30, 2008 and 2007

	Three Months Ended June 30,
	2008	2007
	(dollars in thousands)
	(unaudited)
Revenue and gross profit %
Product revenue	$2,015	$1,199
Maintenance, service and other revenue	3,202	3,200

Total revenue	$5,217	$4,399

Gross profit %	38.3%	30.9%

Operating loss excluding depreciation and amortization	$(1,869)	$(1,323)
Depreciation and amortization	542	480

Operating loss	$(2,411)	$(1,803)

Product Revenue. Product revenue increased $0.8 million, or 68%, to $2.0 million in the second quarter of 2008 from $1.2 million in the second quarter of 2007 primarily due to supplemental funding under the Integrated Commercial Intrusion Detection System (“ICIDS”) military program in the second quarter of 2008.

Maintenance, Service and Other Revenue. Maintenance, service and other revenue in the second quarter of 2008 remained flat at $3.2 million compared to the first quarter of 2007.

Gross Profit. Gross profit as a percentage of revenue was 38.3% and 30.9% in the second quarters of 2008 and 2007, respectively. Gross profit increased because margins derived from higher margin contract engineering and design services exceeded margins derived from lower margin project management, integration and installation services as compared to 2007.

Operating Loss. Operating loss increased $0.6 million, or 34%, to $2.4 million in the second quarter of 2008 from $1.8 million in the second quarter of 2007. Operating loss excluding depreciation and amortization increased $0.6 million, or 41%, to $1.9 million in the second quarter of 2008 from $1.3 million in the second quarter of 2007. The increased operating loss is due to a $0.8 million increase in sales and marketing expense and an increase in general and administrative expense of $0.5 million that offset increases in revenue and gross profit. We increased sales and marketing expense in the second quarter of 2008 compared to the second quarter of 2007 due to an investment in our sales and marketing platform throughout 2007 that extended into the second quarter 2008 in order to support bids and proposals for major programs and to develop our commercial sales channel. In addition, 48%, or $0.6 million, of the increase in operating expense is attributed to a company we acquired in October 2007.

Reconciliation of Reportable Segment Operating Losses to the Consolidated Loss from Continuing Operations

The following tables provides a reconciliation of operating losses from reportable segments to our consolidated net loss from continuing operations for the three months ended June 30, 2008 and 2007:

	Three Months Ended June 30,
	2008	2007
	(dollars in thousands)
	(unaudited)
Reconciliation of segment operating losses to consolidated loss from continuing operations
Segment operating losses	$(5,914)	$(4,870)
Unallocated general and administrative expenses	(2,630)	(4,424)
Unallocated depreciation and amortization expenses	(160)	(57)
Interest expense	(11)	(24)
Interest income	247	134
Other nonoperating gains (losses), net	(257)	(91)
Income tax (expense) benefit	(232)	(157)

Consolidated loss from continuing operations	$(8,957)	$(9,489)

Our unallocated general administrative expenses primarily include personnel costs for executive and senior management, corporate accounting and finance, facilities’ costs, professional fees for audit, tax, legal and other professional services, board of director and advisory board fees, travel, supplies and communication related expenses.

Results of Operations - Comparison of First Six Months of 2008 and 2007

The following table presents selected summarized consolidated financial information for the six months ended June 30, 2008 and 2007.

	Six Months Ended June 30,
	2008	2007
	(dollars in thousands)
	(unaudited)
Product revenues	$44,007	$37,585
Gross profit %	51.8%	49.8%
Contract research and development revenues	$21,799	$15,758
Gross profit %	33.5%	32.8%
Maintenance, service and other revenues	$7,889	$7,046
Gross profit %	37.0%	33.0%

Total revenues	$73,695	$60,389

Gross profit %	44.8%	43.4%

Operating loss excluding depreciation and amortization	$(13,606)	$(12,684)
Depreciation and amortization	6,654	6,873

Operating loss	$(20,260)	$(19,556)

Loss from continuing operations	$(20,192)	$(19,722)
Loss on discontinued operations, net	—	(1,302)
Gain (loss) on sale of discontinued operations, net	(903)	4,563

Net loss	$(21,095)	$(16,461)

Product Revenues and Gross Profit. Product revenue increased $6.4 million, or 17%, to $44.0 million in the six months ended June 30, 2008 from $37.6 million in the six months ended June 30, 2007. Of this increase, $6.8 million resulted from increased sales of new and enhanced products in our Detection segment and $1.7 million due to supplemental funding under the ICIDS military program. These increases were offset by a decrease of $2.1 million in our Surveillance segment primarily due to decreased sales of our radar equipment. Gross profit as a percentage of product revenue was 51.8% and 49.8% in the first six months of 2008 and 2007, respectively. The increased gross profit is primarily attributable to increased sales of detection products on which we earn higher gross profit.

Contract Research and Development Revenues and Gross Profit. Contract research and development revenue increased $6.0 million, or 38%, to $21.8 million in the six months ended June 30, 2008 from $15.8 million in the six months ended June 30, 2007. Approximately 71% of this increase is attributable to delivery of prototype platforms under research and development contracts by one of our Surveillance operating units. The remainder of the increase is due to increased government spending on defense and security related programs in our Detection segment. Gross profit as a percentage of contract research and development revenue was 33.5% and 32.8% in the first six months of 2008 and 2007, respectively.

Maintenance, Service and Other Revenues and Gross Profit. Maintenance, service and other revenue increased $0.9 million, or 12%, to $7.9 million in the six months ended June 30, 2008 from $7.0 million in the six months ended June 30, 2007. Maintenance, service and other revenue in our Solutions segment accounted for approximately 78%, or $0.7 million, of the increase, of which $1.5 million related primarily to new project management and integration contracts in connection with intelligent transportation systems and contract engineering and design services which was offset by a decrease of $0.9 million in revenue related to the ICIDS military program. Gross profit as a percentage of maintenance, service and other revenue was 37.0% and 33.0% in the first six months of 2008 and 2007, respectively. Gross profit increased in the six months ended June 30, 2008, because margins derived from higher margin contract engineering and design services exceeded margins derived from lower margin project management, integration and installation services.

Operating Loss. Operating loss increased $0.7 million, or 4%, to $20.3 million in the six months ended June 30, 2008 from $19.6 million in the six months ended June 30, 2007. An increase in gross profit of $6.8 million over the comparable quarter was offset by $7.5 million in increased operating expenses related primarily to an increase in spending on internal research and development projects and sales and marketing activities. The increase in operating expenses in 2008 primarily related to additional spending on internal research and development projects directed at the development and expansion of chemical, biological, radiation and explosive detection products and technologies. Sales and marketing expense increased $6.2 million as we made a deliberate investment in our sales and marketing platform throughout 2007 that extended into the first half of 2008 in order to support bids and proposals for major programs and to develop a more comprehensive commercial sales channel. Operating loss excluding depreciation and amortization is a non-GAAP financial measure that is derived by reducing our operating loss by depreciation and amortization. Amortization primarily represents costs associated with our business acquisitions that do not correspond to an outlay of current and future cash flow. Accordingly, we believe operating loss excluding depreciation and amortization is a more meaningful measure of our recurring operations and an indicator of our working capital requirements. Operating loss excluding depreciation and amortization increased $0.9 million, or 7%, to $13.6 million in the six months ended June 30, 2008, from $12.7 million in the six months ended June 30, 2007.

Loss from Continuing Operations. Our loss from continuing operations increased $0.5 million, or 2%, to $20.2 million in the six months ended June 30, 2008 from $19.7 million in the six months ended June 30, 2007. The $6.8 million increase in gross profit in the six months ended June 30, 2008 was offset by increased spending on internal research and development programs and sales and marketing activities.

Discontinued Operations. In December 2006, we adopted a plan for the sale of three companies that did not align with our overall strategic plans. We completed two of the sales in the six months ended June 30, 2007 and the third sale during the second quarter of 2007. In the six months ended June 30, 2007, our loss from discontinued operations was $1.3 million compared to zero in 2008. In the six months ended June 30, 2008, we realized a loss on discontinued operations of $0.9 million related to the settlement of escrow accounts and contingent purchase consideration. In the six months ended June 30, 2007, we realized a gain on the sale of discontinued operations of $4.6 million.

Net Loss. Net loss increased $4.6 million, or 28%, to $21.1 million in the six months ended June 30, 2008 from $16.5 million in the six months ended June 30, 2007. The increased loss was primarily due to a $0.9 million loss on the sale of discontinued operations during the six months ended June 30, 2008, compared to a gain on the sale of discontinued operations of $4.6 million in the six months ended June 30, 2007. Also, the $6.8 million increase in gross profit in the six months ended June 30, 2008 was offset by increased spending on internal research and development programs and sales and marketing activities. We increased spending in these areas in an effort to introduce new products and to integrate our products and technologies into broader solutions.

Detection Segment - Comparison of the Six Months Ended June 30, 2008 and 2007

	Six Months Ended June 30,
	2008	2007
	(dollars in thousands)
	(unaudited)
Revenue and gross profit %
Product revenue	$26,561	$19,750
Contract research and development revenue	16,073	14,718
Maintenance, service and other revenue	796	290

Total revenue	$43,430	$34,758

Gross profit %	48.7%	43.1%

Operating loss excluding depreciation and amortization	$(1,457)	$(725)
Depreciation and amortization	3,769	3,983

Operating loss	$(5,226)	$(4,708)

Product Revenue. Product revenue increased $6.8 million, or 34%, to $26.6 million in the six months ended June 30, 2008, from $19.8 million in the six months ended June 30, 2007. The increase primarily resulted from increased sales of our explosive and radiation detection and gas chromatography/mass spectrometry products.

Contract Research and Development Revenue. Contract research and development revenue increased $1.4 million, or 9%, to $16.1 million in the six months ended June 30, 2008, from $14.7 million in the six months ended June 30, 2007. The increase is primarily related to increased government spending on defense and security related programs.

Gross Profit. Gross profit as a percentage of revenue increased from 43.1% in the six months ended June 30, 2007, to 48.7% in the six months ended June 30, 2008. Gross profit improved due to a change in the mix of sales directly to end customers as compared to sales to original equipment manufacturers in the six months ended June 30, 2007. We typically earn higher gross profit on sales directly to end customers than on sales to original equipment manufacturers, and approximately 14% of our six month 2008 revenue was generated by sales through original equipment manufacturers compared to 21% in the six months ended June 30, 2007. In addition, we experienced higher gross profit in the six months ended June 30, 2008 compared to the six months ended June 30, 2007 due to improved absorption of our overhead costs on a per unit basis related to increased manufacturing volume.

        Operating Loss. Operating loss increased $0.5 million, or 11%, to $5.2 million in the six months ended June 30, 2008, from $4.7 million in the six months ended June 30, 2007. Operating loss excluding depreciation and amortization was $1.5 million for the six months ended June 30, 2008, compared to $0.7 million for the six months ended June 30, 2007. An increase in gross profit of $6.2 million over the comparable quarter was offset by $6.7 million in increased operating expenses related primarily to an increase in spending on internal research and development projects and sales and marketing activities. The increase in operating expenses in 2008 related to additional spending on internal research and development projects directed at the development and expansion of chemical, biological, radiation and explosive detection products and technologies. Sales and marketing expense increased due to an investment in our sales and marketing platform throughout 2007 that extended into the first half of 2008 in order to support bids and proposals for major programs and to develop our commercial sales channel.

Surveillance Segment - Comparison of the Six Months Ended June 30, 2008 and 2007

	Six Months Ended June 30,
	2008	2007
	(dollars in thousands)
	(unaudited)
Revenue and gross profit %
Product revenue	$12,698	$14,804
Contract research and development revenue	5,691	1,038
Maintenance, service and other revenue	856	1,175

Total revenue	$19,245	$17,017

Gross profit %	39.2%	46.6%

Operating loss excluding depreciation and amortization	$(3,350)	$(2,196)
Depreciation and amortization	1,505	1,738

Operating loss	$(4,855)	$(3,934)

Product Revenue. Product revenue decreased $2.1 million, or 14%, to $12.7 million in the six months ended June 30, 2008 from $14.8 million in the six months ended June 30, 2007. The decrease is due to a shift from product sales to the delivery of prototypes under lower margin contract research and development contracts as well as a large international shipment of our radar equipment in the first half of 2007 that was not duplicated in the first half of 2008. These decreases were offset by increased sales of our thermal imaging equipment.

Contract Research and Development Revenue. Contract research and development revenue increased $4.7 million, or 448%, to $5.7 million in the six months ended June 30, 2008, from $1.0 million in the six months ended June 30, 2007 primarily due to delivery of prototype platforms under research and development contracts.

Gross Profit. Gross profit as a percentage of revenue was 39.2% and 46.6% in the first six months of 2008 and 2007, respectively. Our gross profit was impacted by a reduction in manufacturing volume which had a negative impact on the absorption of our fixed overhead costs on a per unit basis as well as a shift from product sales to the delivery of prototypes under lower margin contract research and development contracts.

Operating Loss. Operating loss increased $0.9 million, or 23%, to $4.8 million in the six months ended June 30, 2008, from $3.9 million in the six months ended June 30, 2007. Operating loss excluding depreciation and amortization increased $1.2 million, or 53%, to $3.4 million in 2008 from $2.2 million in 2007. The increased operating loss is due to a $1.3 million increase in sales and marketing expense. We increased sales and marketing expense in the six months ended June 30, 2008 compared to the six months ended June 30, 2007 due to an investment in our sales and marketing platform throughout 2007 that extended into the first half of 2008 to support bids and proposals for major programs and to continue to develop our commercial sales channel. The increase in sales and marketing expense was offset by a $0.5 million decrease in general and administrative expenses in the first six months of 2008 compared to the first six months of 2007. General and administrative expenses decreased due to decreased personnel costs.

Solutions Segment - Comparison of the Six Months Ended June 30, 2008 and 2007

	Six Months Ended June 30,
	2008	2007
	(dollars in thousands)
	(unaudited)
Revenue and gross profit %
Product revenue	$4,748	$3,031
Maintenance, service and other revenue	6,272	5,583

Total revenue	$11,020	$8,614

Gross profit %	39.1%	38.5%

Operating loss excluding depreciation and amortization	$(3,157)	$(2,377)
Depreciation and amortization	1,075	1,053

Operating loss	$(4,232)	$(3,430)

Product Revenue. Product revenue increased $1.7 million, or 57%, to $4.7 million in the six months ended June 30, 2008 from $3.0 million in the six months ended June 30, 2007 primarily due to supplemental funding under the ICIDS military program in the six months ended June 30, 2008. Also, 26%, or $0.4 million, of the increased product revenue was contributed by a company we acquired in October 2007.

        Maintenance, Service and Other Revenue. Maintenance, service and other revenue increased $0.7 million, or 12%, to $6.3 million in the six months ended June 30, 2008 from $5.6 million in the six months ended June 30, 2007. An increase in revenues of $1.1 million attributable to new contracts for the project management and integration of technologies for intelligent transportation systems and an increase of $0.5 million for contract engineering and design services were offset by a decrease of $0.9 million in revenue related to the ICIDS military program.

Gross Profit. Gross profit as a percentage of revenue was 39.1% and 38.5% in the first six months of 2008 and 2007, respectively. Gross profit increased because margins derived from higher margin contract engineering and design services exceeded margins derived from lower margin project management, integration and installation services in the first six months of 2008 compared to the first six months of 2007.

        Operating Loss. Operating loss increased $0.8 million, or 23%, to $4.2 million in the six months ended June 30, 2008 from $3.4 million in the six months ended June 30, 2007. Operating loss excluding depreciation and amortization increased $0.8 million, or 33%, to $3.2 million in the six months ended June 30, 2008 from $2.4 million in the six months ended June 30, 2007. The increased operating loss is due to a $2.0 million increase in general and administrative expense and sales and marketing expense and a decrease in internal research and development expense of $0.2 million that offset increases in revenue and gross profit. We increased sales and marketing expense in the six months ended June 30, 2008 compared to the six months ended June 30, 2007 due to an investment in our sales and marketing platform throughout 2007 that extended into the first half of 2008 to support bids and proposals for major programs and to develop our commercial sales channel. In addition, 70%, or $1.2 million, of the increase in operating expense is attributed to a company we acquired in October 2007.

Reconciliation of Reportable Segment Operating Losses to the Consolidated Loss from Continuing Operations

The following table provides a reconciliation of operating losses from reportable segments to our consolidated net loss from continuing operations for the six months ended June 30, 2008 and 2007:

	Six Months Ended June 30,
	2008	2007
	(dollars in thousands)
	(unaudited)
Reconciliation of segment operating losses to consolidated loss from continuing operations
Segment operating losses	$(14,313)	$(12,072)
Unallocated general and administrative expenses	(5,641)	(7,385)
Unallocated depreciation and amortization expenses	(305)	(99)
Interest expense	(29)	(114)
Interest income	676	195
Other nonoperating gains (losses), net	(380)	(15)
Income tax expense (benefit)	(200)	(232)

Consolidated loss from continuing operations	$(20,192)	$(19,722)

Our unallocated general administrative expenses primarily include personnel costs for executive and senior management, corporate accounting and finance, facilities’ costs, professional fees for audit, tax, legal and other professional services, board of director and advisory board fees, travel, supplies and communication related expenses.

Liquidity and Capital Resources

As of June 30, 2008, our principal sources of liquidity were cash and cash equivalents of $40.9 million and accounts receivable of $30.3 million. Historically, we have experienced net cash outflows from operating activities and cash inflows from investing or financing activities. We expect our cash flows from operating activities to improve as we continue to reduce our net losses through a variety of means, including but not limited to reducing general and administrative expenses by streamlining our operations, prioritizing internal research and development spending and increasing revenue through organic growth. At June 30, 2008, we had firm backlog of approximately $75 million and unfunded backlog of approximately $195 million. We believe our backlog and recent bookings combined with operating expense reductions will be sufficient to sustain our liquidity and cash flows in 2009 and for the foreseeable future.

Our primary sources of cash historically have been proceeds from the issuance of convertible preferred stock, customer payments for our products and services, lines of credit and short term loans and proceeds from the sale of businesses. In November 2007, we completed an initial public offering and raised net proceeds of $72.7 million after deducting underwriting discounts and commissions of $5.6 million and offering expenses of $1.7 million. We were incorporated in 2003 and have primarily grown our business organically and through a series of complementary acquisitions in 2005. Many of our businesses have early stage products and/or emerging products and engage in research and development activities that are funded both through external government contracts and internal resources.

During 2007 and in the first half of 2008, we increased our investment in sales, marketing and other related business development infrastructure to support our early stage products and emerging technologies. Additionally, we increased our investment in internally funded research and development activities and the integration of products and technologies among our operating units. We also increased our general and administrative expenses in 2007 and in the first half of 2008 through the use of consultants and other professionals to complete certain accounting and legal functions. Consequently, our cumulative net losses, which amounted to approximately $198.6 million at June 30, 2008, were expected based on the nature of our business, the early stage of our products and technologies and our ongoing research and development activities.

In the future we may enter into acquisition agreements for complementary businesses that would require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

The following table shows our cash and cash equivalents and working capital as of June 30, 2008 and December 31, 2007:

	As of June 30, 2008	As of December 31, 2007
	(dollars in thousands)
	(unaudited)
Cash and cash equivalents	$40,909	$64,636
Working capital	76,971	95,455

The following table shows our cash flows from operating, investing and financing activities for the six months ended June 30, 2008 and 2007.

	Six Months Ended June 30,
	2008	2007
	(dollars in thousands)
	(unaudited)
Summary of cash flow:
Cash flows used in operating activities	$(16,530)	$(17,746)
Cash flows provided by (used in) investing activities	(6,348)	17,285
Cash flows provided by (used in) financing activities	(903)	3,401
Effect of foreign exchange rate on cash	54	113

Consolidated net change in cash and cash equivalents	$(23,727)	$3,053

Cash Flows from Operating Activities. Our cash flows from operating activities are significantly influenced by spending required to support the growth of our business in areas such as research and development, sales and marketing, facilities’ expansion and certain general and administrative costs. Our operating cash flows are also influenced by our working capital needs to support growth and fluctuations in inventory, accounts receivable, accounts payable and other current assets and liabilities. The concentration of business with the U.S. government also impacts operating cash flow, particularly for fixed price contracts in which revenue recognition under the percentage of completion method may not coincide with billing. Cash flows used in operating activities decreased $1.2 million, or 6.9%, to $16.5 million for the six months ended June 30, 2008 from $17.7 million in the six months ended June 30, 2007 primarily due to working capital timing differences.

Cash Flows from Investing Activities. Cash flows from investing activities primarily relate to business acquisitions and dispositions and capital expenditures. In the six months ended June 30, 2008, cash flows used in investing activities included $2.7 million of capital expenditures, $4.7 million paid to acquire S3I and settle liabilities assumed in the acquisition of S3I, and $0.8 million of holdback funds related to a 2006 acquisition offset by $1.8 million of cash proceeds released from escrow related to the sale of a company in 2007. In the six months ended June 30, 2007, cash flows from investing activities included $2.1 million in capital expenditures offset by $19.4 million of cash proceeds from the sale of two companies. Capital expenditures for the first quarters of 2008 and 2007 primarily relate to the expansion of facilities and the acquisition of computer equipment and manufacturing and lab equipment. Capital expenditures also included costs associated with the implementation of an enterprise software system throughout the company.

Cash Flows from Financing Activities. Net debt issuances (repayments) were $(0.2) million in the first six months of 2008 and 2007. In the six months ended June 30, 2007, cash flows from financing activities included $3.5 million of net proceeds from the issuance of Series A Preferred Stock, which was used for working capital purposes, and debt proceeds of $3.0 million related to a bridge loan from Wexford that was used for working capital purposes. The $3.0 million bridge loan from Wexford was repaid during the second quarter of 2007.

Contractual Obligations

On April 7, 2008, one of our subsidiaries entered into an operating lease agreement for new facilities. The Company’s subsidiary will begin using the facilities after construction is completed, which we currently anticipate will occur in November 2008. Monthly rent under the agreement approximates $41,000 until December 31, 2012, at which time monthly rent may be increased based on changes in the consumer price index. Subsequent to the initial lease term of fifteen years, the lease may be renewed for a five year period.

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

The value assigned to goodwill equals the amount of the purchase price of the business acquired in excess of the sum of the amounts assigned to identifiable acquired assets, both tangible and intangible, less liabilities assumed. At June 30, 2008, we had goodwill of $69.2 million and identifiable intangible assets, net of accumulated amortization, of $25.0 million.

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

A decline in the estimated fair value of a reporting unit could result in a goodwill impairment and a related non-cash impairment charge against earnings, if estimated fair value for the reporting unit is less than the carrying value of the net assets of the reporting unit, including its goodwill. There was no goodwill impairment charge for the three or six months ended June 30, 2008 and 2007.

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

During the six months ended June 30, 2008, we granted 98,250 stock options. We did not grant any options in the six months ended June 30, 2007. During the six months ended June 30, 2008, we granted 513,194 shares of restricted stock pursuant to the 2007 Equity Incentive Plan. Grants of restricted stock and restricted stock units are valued using the closing market price of our common stock on the date of grant. Prior to November 7, 2007, we accounted for the fair value of the restricted stock using estimates of the fair value of an underlying share of common stock at the time of the grants as there was no market for our common stock prior to November 7, 2007. Our common stock valuations used the probability weighted expected return method for 2007.

We estimate the grant date fair value of stock option awards under the provisions of SFAS 123(R) using the Black-Scholes option valuation model, which requires, among other inputs, an estimate of the fair value of the underlying common stock on the date of grant and the expected term of the options. Separate values were determined for options having exercise prices ranging from $7.00 to $16.00. We applied the resulting fair values for one share of common stock as of each of the valuation dates to our Black-Scholes option valuation model to arrive at the fair value of the related options granted during the valuation period.

For the quarters ended June 30, 2008 and 2007, we recognized stock-based compensation expense of $1.5 million and $1.9 million, respectively. For the six months ended June 30, 2008 and 2007, we recognized stock-based compensation expense of $3.1 million and $2.8 million, respectively. In future periods, stock-based compensation expense may increase as we issue additional equity-based awards to continue to attract and retain key employees. Additionally, SFAS 123(R) requires that we recognize compensation expense only for the portion of stock options that are expected to vest.

As of June 30, 2008, our total unrecognized compensation expense related to stock-based awards granted to employees and non-employee directors was approximately $7.5 million.

Income Taxes. We use an asset and liability approach for accounting for income taxes. Deferred income taxes are recognized for the tax consequences of temporary differences and carryforwards by applying enacted tax rates applicable to future years to differences between the financial statement amounts and the tax bases of existing assets and liabilities. We establish a valuation allowance if it is probable that some portion of the deferred tax asset will not be realized. Our determination of whether a valuation allowance is appropriate requires the exercise of judgment. At June 30, 2008, we had net operating loss carryforwards available for U.S. federal and state income taxes of $91.9 million which begin to expire in 2017. The net operating loss carryforwards that we acquired in connection with our business acquisitions may also be limited by provision of the Internal Revenue Code regarding changes in ownership. We have provided a valuation allowance against net U.S. deferred tax assets and operating loss carryforwards in certain non-U.S. jurisdictions. We have recorded a valuation allowance because of the emerging nature of our business and our history of losses. We will continue to evaluate income generated in future periods in determining the reasonableness of our position. If we determine that future income is sufficient or insufficient to cause the realization of the net operating loss carryforwards within the required time, the valuation allowance will be adjusted as necessary.

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

As of June 30, 2008 and 2007, we did not have any off-balance sheet arrangements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk. Our international businesses generate revenue and incur expenses that are denominated in foreign currencies. These transactions could be materially affected by currency fluctuations. Our exposures are to fluctuations in exchange rates for the U.S. dollar versus the Euro and the Canadian dollar.

Changes in currency exchange rates could adversely affect our consolidated results of operations or financial position. We also maintain cash balances denominated in foreign currencies. At June 30, 2008, we had $1.5 million of cash in foreign accounts. We have not hedged our exposure to changes in foreign currency exchange rates and, as a result, could incur unanticipated translation gains and losses.

Interest Rate Risk. We had cash and cash equivalents of $40.9 million at June 30, 2008. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates. Declines in interest rates, however, will reduce future income.

At June 30, 2008, we had an open line of credit which bears interest at a variable rate adjusted based on the prime rate, under which we may borrow a maximum of $2.5 million. At June 30, 2008, no amounts were outstanding under this line of credit. Based on the amount outstanding and the maximum amount available for borrowing, we do not believe that changes in interest rates create material exposure to our business. Increases in interest rates, however, will increase future interest expense.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2008, we completed our evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management as appropriate to allow for timely decisions regarding required disclosure.

Under the applicable rules of the Securities and Exchange Commission, we will be required to include a management report on our internal control over financial reporting beginning with our Annual Report on Form 10-K for the year ended December 31, 2008. Pursuant to temporary rules of the Securities and Exchange Commission, management’s report will not be subject to attestation by our registered public accounting firm in our Annual Report on Form 10-K for the year ended December 31, 2008.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the second fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the period January 1, 2008 to June 30, 2008, we purchased the following shares:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31	—		—	—	—
February 1-29	—		—	—	—
March 1-31	4,164	(1)	$12.47	N/A	N/A
April 1-30	68,517	(1)	$5.74	N/A	N/A
May 1-31	19,007	(1)	$6.49	N/A	N/A
June 1-30	29,795	(1)	$7.26	N/A	N/A

(1)	As part of our restricted stock plan, we offer employees the opportunity to make required tax payments with cash or through a net share settlement. For employees choosing net share settlement, we make required tax payments on behalf of employees as their stock awards vest and then withhold a number of vested shares having a value on the date of vesting equal to the tax obligation. The shares withheld were recorded as treasury shares.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

On June 12, 2008, we held our annual meeting of stockholders in Arlington, Virginia. Stockholders of record at the close of business on May 8, 2008, were entitled to notice of and to vote in person or by proxy at the annual meeting. As of the record date there were 33,950,917 shares of common stock outstanding and entitled to vote. At the annual meeting, our stockholders voted on the election of eight directors to hold office until the next annual meeting of stockholders and the appointment of Grant Thornton LLP as our independent auditors. At the annual meeting, each of the eight directors nominated by management was elected, and the proposal for the appointment of Grant Thornton LLP as our independent auditors was approved. Details of the votes cast at the meeting are set forth below, including the number of votes for, the number of votes against and withheld, and the number of abstentions, as applicable:

1. To elect the following directors to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified:

	For	Withheld
E. Spencer Abraham	23,456,313	71,407
Colin J. Cumming	23,321,619	206,101
Joseph M. Jacobs	23,286,178	241,542
Hans C. Kobler	23,449,219	78,501
Robert A. Maginn, Jr.	23,456,848	70,872
Mark P. Mills	23,291,046	236,674
Mark L. Plaumann	23,461,716	66,004
Rodney E. Slater	23,461,716	66,004

2. The stockholders ratified the appointment of Grant Thornton LLP as our independent accountants for the fiscal year ending December 31, 2008.

For	Against or Abstained
23,447,258	80,462

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2008

ICX TECHNOLOGIES, INC.

By:	/S/ HANS C. KOBLER
Hans C. Kobler
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ HANS C. KOBLER Hans C. Kobler	Chief Executive Officer and Director (Principal Executive Officer)	August 14, 2008

/S/ DEBORAH D. MOSIER Deborah D. Mosier	Chief Financial Officer (Principal Financial and Accounting Officer)	August 14, 2008

* Mark P. Mills	Chairman of the Board	August 14, 2008

* E. Spencer Abraham	Director	August 14, 2008

* Colin J. Cumming	Director	August 14, 2008

* Joseph M. Jacobs	Director	August 14, 2008

* Robert A. Maginn, Jr.	Director	August 14, 2008

* Mark L. Plaumann	Director	August 14, 2008

* Rodney E. Slater	Director	August 14, 2008

* By:	/S/ DANIEL T. MONGAN
Daniel T. Mongan
Attorney-In-Fact

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002