Form 10-Q
period 2008-09-30
ICX TECHNOLOGIES INC
filed 2008-11-14
CIK 1334303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three and nine month periods ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-33793

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

As of October 31, 2008, the registrant had 34,121,907 shares of Common Stock outstanding.

ICx TECHNOLOGIES, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ICx TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	(Unaudited) September 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents (includes restricted cash of $8.4 million at September 30, 2008)	$45,720,499	$64,635,940
Trade accounts receivable, net	25,084,785	30,723,604
Inventories	26,341,419	18,305,164
Deferred income taxes	24,373	189,788
Prepaid expenses and other current assets	13,037,564	12,630,928

Total current assets	110,208,640	126,485,424
Property, plant and equipment, net	10,944,906	9,525,741
Intangible assets, net	21,796,724	27,704,589
Goodwill	69,133,800	66,088,664
Other assets	2,612,775	2,025,068

Total assets	$214,696,845	$231,829,486

Liabilities and Stockholders’ Equity
Current liabilities:
Lines of credit	$915,647	$124,776
Current portion of long-term debt	60,102	117,082
Accounts payable	8,169,133	10,883,266
Accrued payroll expenses	6,055,105	6,572,238
Accrued expenses and other current liabilities	8,483,680	9,834,893
Deferred revenue	10,537,216	3,497,683

Total current liabilities	34,220,883	31,029,938
Long-term debt	189,553	245,645
Deferred income taxes	1,460,259	1,647,267
Other liabilities	361,704	502,288

Total liabilities	36,232,399	33,425,138

Commitments and Contingencies
Series A Convertible Redeemable Preferred Stock, par value $.001 per share - authorized 15,000,000; issued and outstanding 0 shares; liquidation preference $0	—	—

Stockholders’ Equity:
Common stock, par value $.001 per share, authorized 250,000,000 shares in 2008 and 2007; issued and outstanding 34,323,488 and 33,680,892 shares in 2008 and 2007, respectively	34,324	33,681
Additional paid-in capital	380,363,510	374,126,190
Treasury stock, at cost; 216,707 and 79,623 shares in 2008 and 2007, respectively	(2,026,628)	(1,121,525)
Accumulated deficit	(202,449,543)	(177,537,722)
Accumulated other comprehensive income	2,542,783	2,903,724

Total stockholders’ equity	178,464,446	198,404,348

Total liabilities and stockholders’ equity	$214,696,845	$231,829,486

The accompanying notes are an integral part of these consolidated financial statements.

ICx TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

	(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Product revenues	$25,499,700	$22,120,966	$69,506,811	$59,706,948
Contract research and development revenues	8,853,460	8,724,761	30,652,299	24,482,465
Maintenance, service and other revenues	10,607,422	3,384,107	18,496,524	10,429,992

Total revenues	44,960,582	34,229,834	118,655,634	94,619,405

Cost of revenues:
Cost of product revenues	12,052,194	10,205,504	33,266,791	29,057,812
Cost of contract research and development revenues	5,908,765	6,311,005	20,398,120	16,900,443
Cost of maintenance, service and other revenues	6,999,611	2,106,764	11,971,509	6,825,725

Total cost of revenue	24,960,570	18,623,273	65,636,420	52,783,980

Gross profit	20,000,012	15,606,561	53,019,214	41,835,425

Operating expenses:
General and administrative	7,717,630	8,697,524	25,364,985	28,073,044
Sales and marketing	7,290,901	6,753,378	23,707,581	17,002,810
Research and development	5,610,904	5,404,787	18,171,865	14,691,339
Depreciation and amortization	3,606,978	3,366,628	10,260,860	10,240,056

Total operating expenses	24,226,413	24,222,317	77,505,291	70,007,249

Operating loss	(4,226,401)	(8,615,756)	(24,486,077)	(28,171,824)

Other income (expense):
Interest income	190,645	253,733	866,787	448,781
Interest expense	(19,751)	(340,971)	(48,861)	(454,617)
Other, net	113,858	142,957	(265,646)	127,971

Total other income	284,752	55,719	552,280	122,135

Loss before income taxes	(3,941,649)	(8,560,037)	(23,933,797)	(28,049,689)
Income tax expense (benefit)	(124,829)	(1,139,087)	75,139	(907,000)

Loss from continuing operations	$(3,816,820)	$(7,420,950)	$(24,008,936)	$(27,142,689)
(Loss) gain on discontinued operations, net of tax	—	—	—	(1,301,544)
(Loss) gain on sale of discontinued operations, net of tax	—	580,485	(902,885)	5,142,986

Net loss	$(3,816,820)	$(6,840,465)	$(24,911,821)	$(23,301,247)

Other comprehensive income
Foreign currency translation adjustment, net of tax	(1,081,776)	789,944	(360,941)	1,574,710

Comprehensive loss	$(4,898,596)	$(6,050,521)	$(25,272,762)	$(21,726,537)

Net loss	$(3,816,820)	$(6,840,465)	$(24,911,821)	$(23,301,247)
Less: Preferred stock dividends including accretion	—	2,519,249	—	7,384,062

Net loss attributable to common stockholders	$(3,816,820)	$(9,359,714)	$(24,911,821)	$(30,685,309)

Net loss per common share
Basic and diluted	$(0.11)	$(0.95)	$(0.73)	$(3.13)

The accompanying notes are an integral part of these consolidated financial statements.

ICx TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

	(Unaudited)
	Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balances at January 1, 2008	33,680,892	$33,681	$374,126,190	$(177,537,722)	$2,903,724	$(1,121,525)	$198,404,348
Comprehensive income (loss):
Net loss	—	—	—	(24,911,821)	—	—	(24,911,821)
Foreign currency translation, net of tax	—	—	—	—	(360,941)	—	(360,941)

Total comprehensive loss	—	—	—	(24,911,821)	(360,941)	—	(25,272,762)
Issuances of common stock:
Business combinations	189,797	190	887,970	—	—	—	888,160
Stock options, warrants and restricted stock	452,799	453	166,652	—	—	—	167,105
Stock offering costs	—	—	(27,841)	—	—	—	(27,841)
Stock based compensation	—	—	5,210,539	—	—	—	5,210,539
Purchases of treasury stock	—	—	—	—	—	(905,103)	(905,103)

Balances at September 30, 2008	34,323,488	$34,324	$380,363,510	$(202,449,543)	$2,542,783	$(2,026,628)	$178,464,446

The accompanying notes are an integral part of this consolidated financial statement.

ICx TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	(Unaudited) Nine Months Ended September 30,
	2008	2007
Operating activities:
Net loss	$(24,911,821)	$(23,301,247)
Loss (gain) on sale of discontinued operations	902,885	(5,142,986)
Loss on discontinued operations, net of tax	—	1,301,544

Loss from continuing operations, net of tax	(24,008,936)	(27,142,689)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	4,500,704	4,109,848
Depreciation and amortization	10,260,860	10,240,056
Deferred income taxes	(88,928)	(563,002)
Gain on disposal of property and equipment	—	(1,127)
Changes in operating assets and liabilities:
Trade accounts receivable, net	5,824,720	(3,443,320)
Inventories	(7,958,381)	(1,737,108)
Prepaid expenses and other assets	(3,579,629)	(3,248,295)
Accounts payable	(2,051,867)	401,039
Accrued expenses and other liabilities	1,072,784	602,166
Deferred revenue	6,401,003	(187,648)

Net cash used in continuing operating activities	(9,627,670)	(20,970,080)
Cash provided by operation of discontinued operations	—	69,881

Net cash used in operating activities	(9,627,670)	(20,900,199)

Investing activities:
Purchases of property, plant and equipment	(3,538,786)	(3,754,160)
Business combinations	(7,443,805)	—

Net cash used in continuing investing activities	(10,982,591)	(3,754,160)
Proceeds from the sale of discontinued operations	1,797,115	23,571,004

Net cash (used in) provided by investing activities	(9,185,476)	19,816,844

Financing activities:
Proceeds from issuance of preferred stock	—	3,500,000
Proceeds from issuance of common stock	167,105	295,609
Borrowings under lines of credit	915,647	540,723
Repayments under lines of credit	(124,776)	(753,239)
Proceeds from notes payable and long-term debt	—	14,578,899
Repayments of notes payable and long-term debt	(113,072)	(8,409,916)
Purchase of treasury shares	(905,103)	—
Other, net	(34,581)	(2,511)

Net cash (used in) provided by financing activities	(94,780)	9,749,565

Effect of foreign exchange rate on cash	(7,515)	229,803

Net change in cash and cash equivalents	(18,915,441)	8,896,013
Cash and cash equivalents at beginning of period	64,635,940	7,236,005

Cash and cash equivalents at end of period	$45,720,499	$16,132,018

The accompanying notes are an integral part of these consolidated financial statements.

ICx TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2008 and 2007

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

The Company’s Board of Directors approved a plan in 2006 for the sale of three companies. The sales of these companies were completed in the nine months ended September 30, 2007. Accordingly the operating results of those companies are included as discontinued operations in the accompanying consolidated financial statements for the three and nine months ended September 30, 2007.

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

(d)	Trade Accounts Receivable

At September 30, 2008 and December 31, 2007, trade accounts receivable, net was comprised of the following:

	September 30, 2008	December 31, 2007
U.S. government	$7,023,965	$9,543,917
Commercial and other	18,356,932	21,855,032

	$25,380,897	$31,398,949
Allowance for doubtful accounts	(296,112)	(675,345)

Trade accounts receivable, net	$25,084,785	$30,723,604

Except for the U.S. government, no one customer accounted for 10% or greater of the net trade accounts receivable balance at September 30, 2008 or December 31, 2007.

(e)	Inventories

At September 30, 2008 and December 31, 2007, inventories were comprised of the following:

	September 30, 2008	December 31, 2007
Raw materials	$14,785,022	$10,296,785
Work in progress	5,060,670	2,521,860
Finished goods	7,223,234	6,101,824

	$27,068,926	$18,920,469
Reserve for obsolescence	(727,507)	(615,305)

	$26,341,419	$18,305,164

(f)	Goodwill and Other Intangible Assets

The changes in goodwill by segment as of September 30, 2008 are as follows:

	Detection	Surveillance	Solutions	Total
Balance as of December 31, 2007	$46,154,294	$12,736,716	$7,197,654	$66,088,664
Goodwill of acquired businesses (Note 3)	3,123,405	—	—	3,123,405
Additional purchase price for 2008 acquisition	25,530	—	—	25,530
Additional purchase price for 2007 acquisition	—	—	22,400	22,400
Impact of foreign exchange	—	—	(126,199)	(126,199)

Balance as of September 30, 2008	$49,303,229	$12,736,716	$7,093,855	$69,133,800

Goodwill is not amortized, but instead is tested for impairment at least annually. Pursuant to the Company’s policies for assessing impairment of goodwill and long-lived assets, no goodwill was written off in the first nine months of 2008 or 2007.

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

The Company earns contract research and development revenue by performing research and development primarily under contracts entered into with the U.S. government or as subcontractors to other commercial entities that contract with the U.S. government. Most of the research and development contracts are either based on costs incurred plus a fixed fee or are based on a fixed price. The Company recognizes revenue from research and development contracts using the percentage of completion method in accordance with Statement of Position 81-1 as prescribed by the American Institute of Certified Public Accounts Audit and Accounting Guide, Audits of Federal Government Contractors. To the extent that customer billings or payments are in excess of revenues, the excess is recorded as deferred revenue and contract costs in excess of expected earnings under the contract are deferred. At September 30, 2008 and December 31, 2007, the Company had included in deferred revenue $8,929,868 and $1,825,355 of excess billings or customer payments, respectively, related to percentage of completion timing differences. Deferred contract costs at September 30, 2008 and December 31, 2007 were not material. In certain circumstances, revenue is recognized under the percentage of completion method prior to costs being incurred under cost plus fixed fee contracts or prior to billings as defined in fixed price contracts. Such amounts are recorded as unbilled revenue and are expected to be collected within one year of recognition, and if contract costs incurred are below the earnings that are expected to be realized upon contract completion, the costs are accrued until they are incurred. At September 30, 2008 and December 31, 2007, the Company had unbilled revenue of $9,842,267 and $5,706,570, respectively, included in other current assets in the accompanying financial statements, substantially all of which was due from the U.S. government and expected to be collected within one year. Accrued contract costs at September 30, 2008 and December 31, 2007, were not material. The Company had no material claims outstanding under its research and development contracts at September 30, 2008.

The Company recognizes revenue from services at the time the services are performed. Deferred revenue includes $1,336,266 and $1,235,080 at September 30, 2008 and December 31, 2007, respectively, of prepayments on service contracts which are deferred until such time as the services are performed. Warranty income under separate agreements is recognized ratably over the life of the warranty.

The Company recognizes software revenue under the provisions of the Accounting Standards Executive Committee’s Statement of Position 97-2 (“SOP 97-2”), Software Revenue Recognition (as amended by SOP 98-9). Revenue from software license fees is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collection from the customer is reasonably assured. Revenue from post contract customer maintenance and support is deferred and recognized ratably over the life of the post contract customer maintenance and support agreement. Deferred revenue includes $271,082 and $437,248 at September 30, 2008 and December 31, 2007, respectively, of revenue deferred under multiple-element software arrangements for post contract customer support.

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

During the three months ended September 30, 2008 and 2007, the Company recorded non-cash stock-based compensation expense of $1,365,520 and $1,330,169, respectively. During the nine months ended September 30, 2008 and 2007, the Company recorded non-cash stock-based compensation expense of $4,500,704 and $4,109,848, respectively. As of September 30, 2008, and December 31, 2007, the Company’s total unrecognized compensation cost related to stock-based awards was $6.1 million and $8.5 million, respectively.

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

For the quarter ended September 30, 2008, the Company had 34,293,531 weighted average shares outstanding, and all of the Company’s potential common shares were anti-dilutive as the Company was in a net loss position. Those potential common shares consisted of 721,233 weighted average shares of stock. For the quarter ended September 30, 2007, the Company had 9,847,605 weighted average shares outstanding and all of the Company’s potential common shares were anti-dilutive as the Company was in a net loss position. Those potential common shares consisted of 1,785,122 weighted average shares of stock options and 18,525,595 weighted average shares of convertible preferred stock.

For the nine months ended September 30, 2008, the Company had 34,000,684 weighted average shares outstanding, and all of the Company’s potential common shares were anti-dilutive as the Company was in a net loss position. Those potential common shares consisted of 601,263 weighted average shares of stock. For the nine months ended September 30, 2007, the Company had 9,798,678 weighted average shares outstanding and all of the Company’s potential common shares were anti-dilutive as the Company was in a net loss position. Those potential common shares consisted of 3,364,634 weighted average shares of stock options, warrants and restricted stock/stock units and 18,514,057 weighted average shares of convertible preferred stock.

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

Level 1 financial assets measured at fair value on a recurring basis consist of shares of common stock held as trading securities of $1,157,410 at December 31, 2007 (Note 9), which are included in other current assets on the consolidated balance sheet. These shares are traded on a national stock exchange and are valued at the closing price of the shares on the reporting date. These shares were sold in July 2008. The Company has no Level 2 or Level 3 financial assets or liabilities measured at fair value on a recurring basis.

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

In December 2007, the FASB issued SFAS 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes standards for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and for determining what information to disclose in connection with a business combination. Among other things, SFAS 141(R) requires securities issued be valued as of the acquisition date, transaction costs incurred in connection with an acquisition be expensed, except acquiree costs that meet the criteria of SFAS 146, contingent consideration be recorded at fair value as of the date of acquisition with subsequent changes reflected in income, and in-process research and development be capitalized as an intangible asset. The provisions of

SFAS 141(R) are applicable to business combinations consummated on or after December 15, 2008. Early application is prohibited. The provisions of SFAS 141(R) may impact the Company’s accounting for future business combinations, as the Company often includes provisions for the issuance of contingent consideration based on future earnings in its acquisitions.

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

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether unvested share-based payment awards with rights to receive dividends or dividend equivalents should be considered as participating securities for the purposes of applying the two-class method of calculating earnings per share (“EPS”) under SFAS 128. The FASB staff concluded that unvested share-based payments awards that contain nonforfeitable rights to receive dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing EPS. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years and requires that all prior period EPS data presented be adjusted retrospectively. Early application is not permitted. The Company is currently evaluating the potential impact FSP EITF 03-6-1 will have, if any, on its consolidated financial statements.

In October 2008, the FASB issued Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in an inactive market and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP became effective on October 10, 2008 and must be applied to prior periods for which financial statements have not been issued. Adoption of FSP 157-3 did not have a material impact on the Company’s consolidated financial position or results of operations.

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

Administrative Services Agreement with Wexford

The Company entered into an Administrative Services Agreement with Wexford under which the Company may request certain legal, accounting, back office, and other services. The Company is obligated to reimburse Wexford for all of its direct and indirect costs allocated to the performance of such services. The Company incurred general and administrative expenses of $26,363 and $37,493 in the three months ended September 30, 2008 and 2007, respectively, and $93,199 and $184,471 in the nine months ended September 30, 2008 and 2007, respectively, pursuant to the agreement. Either party may terminate specific services or cancel the agreement upon written notice to the other party.

Leases

Juergen Stein, CEO and President of Target GmbH, a subsidiary of the Company, leases facilities to the Company under a lease agreement dated January 1, 2005. Rent expense of $27,000 and $25,500 was incurred in the three months ended September 30, 2008 and 2007, respectively. Rent expense of $81,000 and $70,500 was incurred in the nine months ended September 30, 2008 and 2007, respectively. The lease term ends on December 31, 2020, and can be renewed for one year terms thereafter.

Strange Family Holdings, LLP, leases facilities to the Company under a lease agreement dated June 15, 2005. Rent expense of $16,897 and $20,631 was incurred in the three months ended September 30, 2008 and 2007, respectively. Rent expense of $56,050 and $59,081 was incurred in the nine months ended September 30, 2008 and 2007, respectively. Effective September 1, 2008, the lease was renewed for similar terms for a one-year period. The lease may be renewed for six additional one-year terms thereafter. Certain family members of the Strange family hold senior management positions in one of the Company’s subsidiaries.

Debt Obligations

On March 8, 2007, the Company borrowed $3.0 million from DP1 through a convertible promissory note due April 9, 2007. The note bore interest in the form of a $60,000 origination fee deducted from the proceeds. The note was convertible into Series A shares at $10.00 per share and was repaid on April 9, 2007. On September 28, 2007, the Company entered into a $7.0 million promissory note payable to DP1 and due December 27, 2007. The note bore interest at 2% every 30 days payable in advance. The note was repaid in full on the due date with the net proceeds from the IPO. Net proceeds from the note totaled $6.9 million.

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

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48). As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. The cumulative effect of adopting FIN 48 resulted in no adjustment to retained earnings. As of September 30, 2008 and

December 31, 2007, the Company had unrecognized tax benefits of $1.4 million. If recognized in future periods, $1.4 million would reduce the Company’s effective income tax rate. No interest or penalties have been accrued. The Company does not expect the unrecognized tax benefits to significantly change within the next 12 months. The Company has elected to report interest and penalties as a component of income tax expense.

6.	Lines of Credit

Certain of the Company’s subsidiaries have operating lines of credit with banks in which borrowing is generally collateralized by and based on a percentage of certain eligible accounts receivable, inventory, and/or property and equipment. Interest is based on prime or, in some cases, percentage points above prime.

At September 30, 2008 and December 31, 2007, lines of credit consisted of outstanding balances of $915,647 and $124,776, respectively, on a line of credit with a maximum borrowing amount of $2.5 million, a variable interest rate based on prime (minimum of 5.5%) and a maturity date of April 26, 2009. The interest rate at September 30, 2008 was 5.75%.

7.	Treasury Stock

As part of the Company’s stock-based compensation plans, the Company offers employees the opportunity to make required tax payments with cash or through a net share settlement. For employees choosing net share settlement, the Company makes required tax payments on behalf of employees as their stock awards vest and then withholds a number of vested shares having a value on the date of vesting equal to the tax obligation. The shares withheld were recorded as treasury shares. During the nine months ended September 30, 2008, the Company repurchased 137,084 shares in settlement of employees’ tax obligations for a total of $905,103 or an average of $6.60 per share.

8.	Stock-Based Compensation

The following table summarizes activity for nonvested restricted stock (“RS”) and restricted stock units (“RSUs”) granted under the 2007 Equity Incentive Plan for the nine months ended September 30, 2008:

	Restricted Stock Units	Weighted Average Fair Value
Nonvested RS and RSUs outstanding at January 1, 2008	591,459	$12.04
RS and RSUs granted	514,726	6.63
RS and RSUs vested	(358,776)	9.00
RS and RSUs forfeited	(56,173)	9.16

Nonvested RS and RSUs outstanding at September 30, 2008	691,236	$9.83

The Company recorded stock-based compensation expense of $1.0 million and $0.6 million during the three months ended September 30, 2008 and 2007, respectively, and $3.2 million and $1.5 million during the nine months ended September 30, 2008 and 2007, respectively, in connection with restricted stock grants. Grants of restricted stock and restricted stock units are valued using the closing market price of the Company’s common stock on the date of grant. Prior to November 7, 2007, the Company accounted for the fair value of the restricted stock using estimates of the fair value of an underlying share of common stock at the time of the grants as there was no market for the Company’s common stock prior to November 7, 2007. The Company’s common stock valuations used the probability weighted expected return method for 2007.

The aggregate intrinsic value of outstanding restricted stock at September 30, 2008 was $5.4 million. Also at September 30, 2008, total compensation cost related to nonvested restricted stock awards that had not yet been recognized totaled $5.0 million. The weighted average period over which this amount will be recognized is estimated to be 1.2 years.

Stock option activity for options issued under the 2007 Equity Incentive Plan was as follows as of September 30, 2008, and for the nine months then ended:

	Shares Subject to Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2008	3,098,641	$9.22
Options granted	98,250	9.17
Options exercised	(128,011)	1.16
Options terminated, cancelled or expired	(176,100)	10.67

Options outstanding at September 30, 2008	2,892,780	$9.52	6.40	$3,264,263

Options exercisable at September 30, 2008	2,579,362	$9.32	6.77	$3,139,104

The Company did not grant any options in 2007. For options granted in 2008, the fair value of options was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

For the nine months ended September 30,	2008
Grant date fair value	$3.13
Risk-free interest rate	3.72%
Dividend yield	—%
Expected life (years)	5.0 - 6.25
Expected volatility	41.5% - 42.7%

No dividend yield assumption was included because the Company does not plan to pay dividends.

A summary of the board-discretionary stock option activity as of September 30, 2008, and changes during the nine months then ended is presented below:

	Shares Subject to Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2008	173,525	$0.25
Options granted	0	—
Options exercised	(13,925)	1.32
Options terminated, cancelled or expired	0	—

Options outstanding at September 30, 2008	159,600	$0.16	6.78	$1,204,980

Options exercisable at September 30, 2008	159,600	$0.16	6.78	$1,204,980

Stock-based compensation expense pertaining to stock options totaled $0.4 million and $0.7 million for the three months ended September 30, 2008 and 2007, respectively, and $1.3 million and $2.6 million for the nine months ended September 30, 2008 and 2007, respectively. Cash received from the exercise of stock options totaled $36,000 and $166,000 for the three months ended September 30, 2008 and 2007, respectively, and $167,000 and $296,000 for the nine months ended September 30, 2008 and 2007, respectively.

The aggregate intrinsic value of outstanding options at September 30, 2008 was $4.5 million. Also at September 30, 2008, total compensation cost related to nonvested awards that had not yet been recognized totaled $1.1 million. The weighted average period over which this amount will be recognized is estimated to be 0.8 years.

9.	Discontinued Operations

In August 2006, in connection with the sale of Little Optics (a subdivision of Nomadics) the Company received warrants to purchase 125,000 shares of the purchaser’s Series G Preferred Stock at $5.40 per share. At December 31, 2007, the investment was carried in the consolidated balance sheet at $1,157,410 and was included in other current assets. This investment was sold in July 2008 and the resulting gain of $175,944 was recorded in other income in the consolidated statement of operations during the three and nine months ended September 30, 2008.

On December 14, 2006, the Company’s Board of Directors adopted a plan to sell the assets and businesses of Nuvonyx, Inc. and Nuvonyx Europe, manufacturers of laser diode components, arrays and industrial laser systems, and Harbinger Technologies, a provider of homeland defense and security consulting and technology. The Company decided to sell these units primarily because the business models did not align with the strategic plans of the Company. The disposal dates of the units were February 2, 2007, March 15, 2007, and April 24, 2007, for Nuvonyx Europe, Harbinger Technologies, and Nuvonyx, Inc., respectively. The units’ sales and pretax losses, reported in discontinued operations, for the nine months ended September 30, 2007, are shown below.

Nine months ended September 30, 2007
Sales
Nuvonyx, Inc.	$2,475,378
Nuvonyx Europe	—
Harbinger Technologies	686,228

$3,161,606

Net income (loss) before income taxes
Nuvonyx, Inc.	$(399,517)
Nuvonyx Europe	—
Harbinger Technologies	(902,027)

$(1,301,544)

Net loss per share	$(0.13)

The Company realized a gain on sale of discontinued operations of $580,485 in the three months ended September 30, 2007 and a loss on discontinued operations of $1,301,544 and a gain on sale of discontinued operations of $5,142,986 related to the sale of these three units in the nine months ended September 30, 2007.

In the three months and nine months ended September 30, 2008, the Company realized a loss on sale of discontinued operations of $0 and $902,885, respectively, related to the settlement of escrow accounts and contingent purchase consideration.

10.	Segment Information

Segment information has been prepared in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. The Company has three reportable segments: detection, surveillance, and solutions. The detection segment provides chemical, biological, radiological, nuclear, and radiation detection activities. The surveillance segment provides perimeter security and monitoring. The solutions segment designs, creates, and deploys security operating systems and video networking systems. Due to a change in internal reporting structure and the economics of the business of one subsidiary during the nine months ended September 30, 2008, the Company determined one subsidiary should be removed from the Surveillance segment and included in the Detection segment. Additionally, due to changes in the Company’s internal structure, additional general and administrative and sales and marketing expenses have been allocated to the Company’s reportable segments. Segment information disclosed below for the three months and nine months ended September 30, 2007, has been reclassified to conform to the 2008 presentation.

The following is a summary of information for the Company’s reportable segments:

	For the three months ended September 30, 2008
	Detection	Surveillance	Solutions	Segments Combined
Revenues from external customers	$25,419,383	$12,670,875	$6,870,324	$44,960,582
Segment operating income (losses)	529,096	(1,002,537)	(1,314,517)	(1,787,958)
Depreciation and amortization	2,114,367	769,322	540,737	3,424,426

	For the three months ended September 30, 2007
	Detection	Surveillance	Solutions	Segments Combined
Revenues from external customers	$20,773,192	$8,619,443	$4,837,199	$34,229,834
Segment operating losses	(1,777,346)	(2,684,061)	(2,012,979)	(6,474,386)
Depreciation and amortization	2,012,911	886,168	437,123	3,336,202

	For the nine months ended September 30, 2008
	Detection	Surveillance	Solutions	Segments Combined
Revenues from external customers	$68,848,768	$31,916,498	$17,890,368	$118,655,634
Segment operating losses	(4,696,950)	(5,857,723)	(5,545,538)	(16,100,211)
Depreciation and amortization	5,883,154	2,273,584	1,616,318	9,773,056
Segment property, plant and equipment additions	1,737,342	630,431	201,732	2,569,505

	For the nine months ended September 30, 2007
	Detection	Surveillance	Solutions	Segments Combined
Revenues from external customers	$55,532,341	$25,636,147	$13,450,917	$94,619,405
Segment operating losses	(6,485,674)	(6,618,109)	(5,443,194)	(18,546,977)
Depreciation and amortization	5,995,615	2,624,477	1,490,062	10,110,154
Segment property, plant and equipment additions	1,939,082	342,397	123,544	2,405,023

As of September 30, 2008
Segment total assets	$104,080,475	$49,880,252	$20,098,935	$174,059,662

As of December 31, 2007
Segment total assets	$102,072,985	$42,180,215	$20,579,546	$164,832,746

Following is a reconciliation of the Company’s operating losses from reportable segments to the total Company loss before income taxes:

	For the three months ended September 30,
	2008	2007
Operating losses from reportable segments	$(1,787,958)	$(6,474,386)
Unallocated general and administrative expenses	(2,255,891)	(2,110,944)
Unallocated depreciation and amortization expense	(182,552)	(30,426)
Interest income	190,645	253,733
Interest expense	(19,751)	(340,971)
Other non-operating gains, net	113,858	142,957

Loss before income taxes	$(3,941,649)	$(8,560,037)

	For the nine months ended September 30,
	2008	2007
Operating losses from reportable segments	$(16,100,211)	$(18,546,977)
Unallocated general and administrative expenses	(7,898,062)	(9,494,945)
Unallocated depreciation and amortization expense	(487,804)	(129,902)
Interest income	866,787	448,781
Interest expense	(48,861)	(454,617)
Other non-operating gains (losses), net	(265,646)	127,971

Loss before income taxes	$(23,933,797)	$(28,049,689)

Following is a reconciliation of the property, plant and equipment additions from the Company’s reportable segments to the total property, plant and equipment additions of the Company:

	For the nine months ended September 30,
	2008	2007
Total property, plant and equipment additions from reportable segments	$2,569,505	$2,405,023
Unallocated property, plant and equipment additions	969,281	1,349,137

Total property, plant and equipment additions	$3,538,786	$3,754,160

Following is a reconciliation of the total assets from the Company’s reportable segments to the total assets of the Company:

	September 30, 2008	December 31, 2007
Total assets from reportable segments	$174,059,662	$164,832,746
Cash and cash equivalents	36,057,572	57,536,088
Prepaid expenses and other assets	4,555,238	9,270,864
Deferred income taxes	24,373	189,788

Total assets	$214,696,845	$231,829,486

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-looking Statements

In this Quarterly Report on Form 10-Q, ICx Technologies, Inc. and its consolidated subsidiaries are referred to as “ICx”, “we,” “us,” or “our.” This report on Form 10-Q (“Form 10-Q”) includes forward looking statements. All statements other than statements of historical facts contained in this Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations, are forward-looking statements. We attempt, whenever possible, to identify these forward-looking statements by words such as “may,” “will,” “could,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” and similar expressions. We have based these forward looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short term and long term business operations and objectives and financial needs. These forward looking statements are subject to a number of risks, uncertainties and assumptions. In light of these risks, uncertainties and assumptions, the forward looking events and circumstances discussed in this Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward looking statements.

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

Overview

We are a leader in the development and integration of advanced sensor technologies for homeland security, force protection and commercial applications. Our proprietary sensors detect and identify chemical, biological, radiological, nuclear and explosive threats, and deliver superior awareness and actionable intelligence for wide-area surveillance, intrusion detection and facility security. By leveraging our technical expertise, ICx pioneers the integration of these advanced sensors into effective security and commercial solutions. We were incorporated in 2003, and our business was primarily formed through a series of complementary acquisitions in 2005 with additional acquisitions in 2006, 2007 and 2008. We sold the non-strategic operations of three of our companies in 2007 and one company in 2006.

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

Product Revenue and Product Gross Profit. We were incorporated in 2003, and our business was formed through a series of complementary acquisitions from 2005 through 2008. Many of these businesses were in the early stages of transitioning advanced technologies into products, integrating solutions and developing marketing and sales strategies. A key measure of our success is product revenue growth. Our goal is to grow product gross profit to increase the profitability of our business. Because of the emerging stage of many of our products, gross profit has been inconsistent and unpredictable. Key factors affecting our gross profit are volume pricing, warranty costs, product mix, economies of scale and the ability to absorb fixed costs. Our ability to effectively monitor and manage these factors is important in attaining business profitability.

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

General and Administrative Expenses. General and administrative expenses represent the costs and expenses of managing and supporting our operations. Certain general and administrative expenses have increased due to additional legal and accounting fees we have incurred as a public company and additional expenses related to compliance with the Sarbanes-Oxley Act of 2002 and other regulations. We have also increased costs for accounting support services, filing annual and quarterly reports with the Securities and Exchange Commission (SEC), investor relations, directors’ fees, directors’ and officers’ insurance and registrar and transfer agent fees. Since the inception of our company we have focused on integrating our business units and streamlining operations. The impact of those efforts has more than offset the higher costs associated with being a public company which has resulted in lower general and administrative expenses for the first nine months of 2008 compared to the same period in 2007. Beginning in 2009, and in the longer term, we expect our general and administrative expenses will begin to stabilize and will continue to decrease as a percentage of revenue.

Sales and Marketing Expenses. We increased sales and marketing expense in the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, through an investment in our sales and marketing platform throughout 2007 that extended into the first nine months of 2008 in order to support bids and proposals for major programs and to develop a more comprehensive commercial sales channel.

Research and Development. In addition to external funding we receive and record as revenue from the U.S. government and other commercial entities for contract research and development activities, we also invest in research and development activities using our own internal funds in an effort to provide additional means for accelerating the development of new and enhanced product offerings and to expand our technological leadership. The costs of our internally funded research and development are included in our operating expenses. In 2007 and the first nine months of 2008, we increased our spending on internally funded research and development activities and the integration of products and technologies among our reportable segments. One of our key objectives is to expand our market share by continuing to convert advanced technologies into products and single source integrated solutions. Accordingly, we anticipate our research and development expense will increase in future periods but will decrease as a percentage of revenue.

Results of Operations - Comparison of the Three months ended September 30, 2008 and 2007

The following table presents selected summarized consolidated financial information for the three months ended September 30, 2008 and 2007.

	Three Months Ended September 30,
	2008	2007
	(dollars in thousands)
	(unaudited)
Product revenues	$25,500	$22,121
Gross profit %	52.7%	53.9%
Contract research and development revenues	$8,853	$8,725
Gross profit %	33.3%	27.7%
Maintenance, service and other revenues	$10,607	$3,384
Gross profit %	34.0%	37.7%

Total revenues	$44,960	$34,230

Gross profit %	44.5%	45.6%

Operating loss excluding depreciation and amortization	$(619)	$(5,249)
Depreciation and amortization	3,607	3,367

Operating loss	$(4,226)	$(8,616)

Loss from continuing operations	$(3,817)	$(7,421)
Gain (loss) on sale of discontinued operations, net	—	580

Net loss	$(3,817)	$(6,841)

Product Revenues and Gross Profit. Product revenue increased $3.4 million, or 15%, to $25.5 million in the third quarter of 2008 from $22.1 million in the third quarter of 2007. An increase in sales of approximately $3.9 million from new and enhanced products in our Detection segment was offset by a decrease of $0.4 million in product sales in our Surveillance segment. Product sales from Solutions in the third quarter of 2008 were flat compared to the same quarter in 2007. Gross profit as a percentage of product revenue was 52.7% and 53.9% in the third quarters of 2008 and 2007, respectively. The decrease in gross profit is primarily attributable to differences in the mix of products sold in the comparable third quarter periods.

Contract Research and Development Revenues and Gross Profit. Contract research and development revenue increased $0.2 million, or 2%, to $8.9 million in the third quarter of 2008 from $8.7 million in the third quarter of 2007. Gross profit as a percentage of contract research and development revenue was 33.3% and 27.7% in the third quarters of 2008 and 2007, respectively. The increase in gross profit is due to the mix of contract types and the estimates inherent in recognizing revenue and costs under the percentage of completion method of accounting.

Maintenance, Service and Other Revenues and Gross Profit. Maintenance, service and other revenue increased $7.2 million, or 212%, to $10.6 million in the third quarter of 2008 from $3.4 million in the third quarter of 2007. Increased revenue of approximately $4.7 million from our Surveillance segment for the delivery of custom platforms under a new service contract and approximately $1.9 million of additional revenue from new contracts in our Solutions segment for the delivery of intelligent transportation systems contributed to the increases in revenue for the comparable quarters. Gross profit as a percentage of maintenance, service and other revenue was 34.0% and 37.7% in the third quarters of 2008 and 2007, respectively. Gross profit decreased in the third quarter of 2008 due to the mix of contract types and the estimates inherent in recognizing revenue and costs under the percentage of completion method of accounting.

Operating Loss. Operating loss decreased $4.4 million, or 51%, to $4.2 million in the third quarter of 2008 from $8.6 million in the third quarter of 2007. An increase in gross profit of $4.4 million over the comparable quarter was the primary reason for reduced losses as operating expenses remained flat compared to the third quarter of 2007. Operating loss excluding depreciation and amortization is a non-GAAP financial measure that is derived by reducing our operating loss by depreciation and amortization. Amortization primarily represents costs associated with our business acquisitions that do not correspond to an outlay of current and future cash flow. Accordingly, we believe operating loss excluding depreciation and amortization is a more meaningful measure of our recurring operations and an indicator of our working capital requirements. Operating loss excluding depreciation and amortization decreased $4.6 million, or 88%, to $0.6 million in the third quarter of 2008 from $5.2 million in the third quarter of 2007.

Loss from Continuing Operations. Our loss from continuing operations decreased $3.6 million, or 49%, to $3.8 million in the third quarter of 2008 from $7.4 million in the third quarter of 2007. Our $4.4 million increase in gross profit in the third quarter of 2008 was the primary reason for reduced losses.

Discontinued Operations. In December 2006, we adopted a plan for the sale of three companies that did not align with our overall strategic plans. We completed two of the sales in the first quarter of 2007 and the third sale during the second quarter of 2007. In the third quarter of 2007, we realized an additional gain on the sale of discontinued operations of $0.6 million related to those sales.

Net Loss. Net loss decreased $3.0 million, or 44%, to $3.8 million in the third quarter of 2008 from $6.8 million in the third quarter of 2007. The decreased loss was primarily due to a $4.4 million increase in gross profit. The increase in gross profit was partially offset by a reduced tax benefit and a gain from discontinued operations in the third quarter of 2007.

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

Detection Segment - Comparison of the Three months ended September 30, 2008 and 2007

	Three Months Ended September 30,
	2008	2007
	(dollars in thousands)
	(unaudited)
Revenue and gross profit %
Product revenue	$16,717	$12,850
Contract research and development revenue	8,070	7,915
Maintenance, service and other revenue	633	8

Total revenue	$25,420	$20,773

Gross profit %	51.5%	46.8%

Operating income excluding depreciation and amortization	$2,643	$236
Depreciation and amortization	2,114	2,013

Operating income (loss)	$529	$(1,777)

Product Revenue. Product revenue increased $3.9 million, or 30%, to $16.7 million in the third quarter of 2008 from $12.8 million in the third quarter of 2007. The increase primarily resulted from increased sales of our radiation detectors, bio aerosol sensors and our gas chromatography/mass spectrometry products.

Contract Research and Development Revenue. Contract research and development revenue increased $0.2 million, or 3%, to $8.1 million in the third quarter of 2008 from $7.9 million in the third quarter of 2007.

Gross Profit. Gross profit as a percentage of revenue increased from 46.8% in the third quarter of 2007 to 51.5% in the third quarter of 2008 primarily due to the increase in product revenue and higher margins on contract research and development revenue. The mix of contract types and the estimates inherent in recognizing revenue and costs using the percentage of completion method of accounting contributed to higher gross margins for the third quarter of 2008.

Operating Income (Loss). Operating income increased $2.3 million, or 128%, to $0.5 million in the third quarter of 2008 from a $1.8 million loss in the third quarter of 2007. Operating income excluding depreciation and amortization increased $2.4 million, or 1200%, to $2.6 million in 2008 from $0.2 million in 2007. An increase in gross profit of $3.4 million over the comparable quarter was offset by $1.1 million in increased operating expenses. The increase in operating expenses in 2008 related to additional spending on internal research and development projects directed at the development and expansion of chemical, biological, radiation and explosive detection products and technologies. Sales and marketing expense increased due to an investment in our sales and marketing platform in order to support bids and proposals for major programs and to expand our distribution channels.

Surveillance Segment - Comparison of the Three months ended September 30, 2008 and 2007

	Three Months Ended September 30,
	2008	2007
	(dollars in thousands)
	(unaudited)
Revenue and gross profit %
Product revenue	$6,523	$6,993
Contract research and development revenue	612	810
Maintenance, service and other revenue	5,536	816

Total revenue	$12,671	$8,619

Gross profit %	34.5%	45.6%

Operating loss excluding depreciation and amortization	$(233)	$(1,798)
Depreciation and amortization	769	886

Operating loss	$(1,002)	$(2,684)

Product Revenue. Product revenue decreased $0.5 million, or 7%, to $6.5 million in the third quarter of 2008 from $7.0 million in the third quarter of 2007 primarily due to lower revenue from radar and thermal imaging sales.

Contract Research and Development Revenue. Contract research and development revenue decreased $0.2 million, or 25%, to $0.6 million in the third quarter of 2008 from $0.8 million in the third quarter of 2007 primarily due to delivery of prototype platforms under a research and development contract that was substantially completed during the third quarter of 2008.

Maintenance, Service and Other Revenue. Maintenance, service and other revenue increased $4.7 million, or 587%, to $5.5 million in the third quarter of 2008 from $0.8 million in the third quarter of 2007 primarily due to a new service contract for the delivery of customized platforms.

Gross Profit. Gross profit as a percentage of revenue was 34.5% and 45.6% in the third quarters of 2008 and 2007, respectively. Our gross profit decreased because a higher portion of our revenue was derived from lower margin service contracts.

Operating Loss. Operating loss decreased $1.7 million, or 63%, to $1.0 million in the third quarter of 2008 from $2.7 million in the third quarter of 2007. Operating loss excluding depreciation and amortization decreased $1.6 million, or 89%, to $0.2 million in 2008 from $1.8 million in 2007. Revenue growth and a reduction in operating expenses due to our focus on integrating our business and streamlining operations were the primary factors that resulted in reduced losses.

Solutions Segment - Comparison of the Three months ended September 30, 2008 and 2007

	Three Months Ended September 30,
	2008	2007
	(dollars in thousands)
	(unaudited)
Revenue and gross profit %
Product revenue	$2,260	$2,278
Contract research and development revenue	172	—
Maintenance, service and other revenue	4,438	2,559

Total revenue	$6,870	$4,837

Gross profit %	36.9%	40.6%

Operating loss excluding depreciation and amortization	$(774)	$(1,576)
Depreciation and amortization	541	437

Operating loss	$(1,315)	$(2,013)

Product Revenue. Product revenue remained flat in the third quarter of 2008 as compared to the third quarter of 2007. Product revenue in this segment has historically been dependent on supplemental funding under phase 3 of the Integrated Commercial Intrusion Detection System (“ICIDS”) military program which is nearing completion.

Maintenance, Service and Other Revenue. Maintenance, service and other revenue increased $1.8 million, or 69%, to $4.4 million in the third quarter of 2008 from $2.6 million in the third quarter of 2007. New long-term service contracts for intelligent transportation systems are the primary reason for the increase in revenue over the same period last year.

Gross Profit. Gross profit as a percentage of revenue was 36.9% and 40.6% in the third quarters of 2008 and 2007, respectively. Gross profit as a percentage of revenue decreased because more revenue was derived from long-term project management and integration service contracts which generally have lower gross margins than product sales.

Operating Loss. Operating loss decreased $0.7 million, or 35%, to $1.3 million in the third quarter of 2008 from $2.0 million in the third quarter of 2007. Operating loss excluding depreciation and amortization decreased $0.8 million, or 50%, to $0.8 million in the third quarter of 2008 from $1.6 million in the third quarter of 2007. The decreased operating loss is primarily due to the 42% growth in revenue over the same quarter last year.

Reconciliation of Reportable Segment Operating Losses to the Consolidated Loss from Continuing Operations

The following tables provides a reconciliation of operating losses from reportable segments to our consolidated net loss from continuing operations for the three months ended September 30, 2008 and 2007:

	Three Months Ended September 30,
	2008	2007
	(dollars in thousands)
	(unaudited)
Reconciliation of segment operating losses to consolidated loss from continuing operations
Segment operating losses	$(1,788)	$(6,474)
Unallocated general and administrative expenses	(2,256)	(2,112)
Unallocated depreciation and amortization expenses	(183)	(30)
Interest expense	(20)	(341)
Interest income	191	254
Other nonoperating gains (losses), net	114	143
Income tax (expense) benefit	125	1,139

Consolidated loss from continuing operations	$(3,817)	$(7,421)

Our unallocated general administrative expenses primarily include personnel costs for executive and senior management, corporate accounting and finance, facilities’ costs, professional fees for audit, tax, legal and other professional services, board of director and advisory board fees, travel, supplies and communication related expenses.

Results of Operations - Comparison of First Nine Months of 2008 and 2007

The following table presents selected summarized consolidated financial information for the nine months ended September 30, 2008 and 2007.

	Nine Months Ended September 30,
	2008	2007
	(dollars in thousands)
	(unaudited)
Product revenues	$69,507	$59,707
Gross profit %	52.1%	51.3%
Contract research and development revenues	$30,652	$24,482
Gross profit %	33.5%	31.0%
Maintenance, service and other revenues	$18,497	$10,430
Gross profit %	35.3%	34.6%

Total revenues	$118,656	$94,619

Gross profit %	44.7%	44.2%

Operating loss excluding depreciation and amortization	$(14,225)	$(17,932)
Depreciation and amortization	10,261	10,240

Operating loss	$(24,486)	$(28,172)

Loss from continuing operations	$(24,009)	$(27,143)
Loss on discontinued operations, net	—	(1,302)
Gain (loss) on sale of discontinued operations, net	(903)	5,143

Net loss	$(24,912)	$(23,302)

Product Revenues and Gross Profit. Product revenue increased $9.8 million, or 16%, to $69.5 million in the nine months ended September 30, 2008 from $59.7 million in the nine months ended September 30, 2007. Of this increase, $10.7 million resulted from increased sales of new and enhanced products in our Detection segment and $1.7 million from increased sales in our Solutions segment primarily from additional supplemental funding under the ICIDS military program. These increases were offset by a decrease of $2.6 million in our Surveillance segment primarily due to decreased sales of our radar equipment. Gross profit as a percentage of product revenue was 52.1% and 51.3% in the first nine months of 2008 and 2007, respectively.

Contract Research and Development Revenues and Gross Profit. Contract research and development revenue increased $6.2 million, or 25%, to $30.7 million in the nine months ended September 30, 2008 from $24.5 million in the nine months ended September 30, 2007. Approximately $4.5 of this increase is attributable to delivery of prototype platforms under research and development contracts by one of our Surveillance operating units. The remainder of the increase is primarily due to increased government spending on defense and security related programs in our Detection segment. Gross profit as a percentage of contract research and development revenue was 33.5% and 31.0% in the first nine months of 2008 and 2007, respectively. The increase in gross profit is due to the mix of contract types and the estimates inherent in recognizing revenue and costs under the percentage of completion method of accounting.

Maintenance, Service and Other Revenues and Gross Profit. Maintenance, service and other revenue increased $8.1 million, or 78%, to $18.5 million in the nine months ended September 30, 2008 from $10.4 million in the nine months ended September 30, 2007. Maintenance, service and other revenue in our Solutions segment accounted for approximately $2.5 million of the increase, the majority of which was for new project management and integration services for intelligent transportation systems. In our Surveillance segment, maintenance, service and other revenue accounted for approximately $4.5 million of the revenue increase, the majority of which relates to the delivery of custom platforms. The remaining $1.1 of the increase came from our Detection segment. Gross profit as a percentage of maintenance, service and other revenue was 35.3% and 34.6% in the first nine months of 2008 and 2007, respectively.

Operating Loss. Operating loss decreased $3.7 million, or 13%, to $24.5 million in the nine months ended September 30, 2008 from $28.2 million in the nine months ended September 30, 2007. An increase in gross profit of $11.2 million over the comparable nine month period was offset by $7.5 million in increased operating expenses. The increase in operating expenses in 2008 primarily related to additional spending on internal research and development projects directed at the development and expansion of chemical, biological, radiation and explosive detection products and technologies, and a deliberate investment in our sales and marketing platform to expand our distribution channels. Operating loss excluding depreciation and amortization is a non-GAAP financial measure that is derived by reducing our operating loss by depreciation and amortization. Amortization primarily represents costs associated with our business acquisitions that do not correspond to an outlay of current and future cash flow. Accordingly, we believe operating loss excluding depreciation and amortization is a more meaningful measure of our recurring operations and an indicator of our working capital requirements. Operating loss excluding depreciation and amortization decreased $3.7 million, or 21%, to $14.2 million in the nine months ended September 30, 2008, from $17.9 million in the nine months ended September 30, 2007.

Loss from Continuing Operations. Our loss from continuing operations decreased $3.1 million, or 11%, to $24.0 million in the nine months ended September 30, 2008 from $27.1 million in the nine months ended September 30, 2007. The $11.2 million increase in gross profit in the nine months ended September 30, 2008 was offset by increased spending on internal research and development programs and sales and marketing activities.

Discontinued Operations. In December 2006, we adopted a plan for the sale of three companies that did not align with our overall strategic plans. We completed two of the sales in the first quarter of 2007 and the third sale during the second quarter of 2007. In the nine months ended September 30, 2007, our loss from discontinued operations was $1.3 million compared to zero in 2008. In the nine months ended September 30, 2008, we realized a loss on discontinued operations of $0.9 million related to the settlement of escrow accounts and contingent purchase consideration. In the nine months ended September 30, 2007, we realized a gain on the sale of discontinued operations of $5.1 million.

Net Loss. Net loss increased $1.6 million, or 7%, to $24.9 million in the nine months ended September 30, 2008 from $23.3 million in the nine months ended September 30, 2007. The increased loss was primarily due to a $0.9 million loss on the sale of discontinued operations during the nine months ended September 30, 2008, compared to a gain on the sale of discontinued operations of $5.1 million in the nine months ended September 30, 2007. In addition, an $11.2 million increase in gross profit in the nine months ended September 30, 2008 was offset by increased spending on internal research and development programs and sales and marketing activities. We increased spending in these areas in an effort to introduce new products and to integrate our products and technologies into broader solutions.

Detection Segment - Comparison of the Nine months ended September 30, 2008 and 2007

	Nine Months Ended September 30,
	2008	2007
	(dollars in thousands)
	(unaudited)
Revenue and gross profit %
Product revenue	$43,277	$32,600
Contract research and development revenue	24,144	22,634
Maintenance, service and other revenue	1,428	298

Total revenue	$68,849	$55,532

Gross profit %	49.8%	44.5%

Operating income (loss) excluding depreciation and amortization	$1,186	$(490)
Depreciation and amortization	5,883	5,996

Operating loss	$(4,697)	$(6,486)

Product Revenue. Product revenue increased $10.7 million, or 33%, to $43.3 million in the nine months ended September 30, 2008 from $32.6 million in the nine months ended September 30, 2007. The increase primarily resulted from increased sales of our explosive and radiation detectors, bio aerosol sensors and gas chromatography/mass spectrometry products.

Contract Research and Development Revenue. Contract research and development revenue increased $1.5 million, or 7%, to $24.1 million in the nine months ended September 30, 2008 from $22.6 million in the nine months ended September 30, 2007. The increase is primarily related to increased government spending on defense and security related programs.

Gross Profit. Gross profit as a percentage of revenue increased from 44.5% in the nine months ended September 30, 2007 to 49.8% in the nine months ended September 30, 2008 primarily due to the increase in product revenue and higher margins on contract research and development revenue that resulted from the mix of contract types and the estimates inherent in recognizing revenue and costs using the percentage of completion method of accounting.

Operating Loss. Operating loss decreased $1.8 million, or 28%, to $4.7 million in the nine months ended September 30, 2008 from $6.5 million in the nine months ended September 30, 2007. Operating income (loss) excluding depreciation and amortization was $1.2 million for the nine months ended September 30, 2008, compared to a loss of $0.5 million for the nine months ended September 30, 2007, an increase of $1.7 million, or 340%. An increase in gross profit of $9.6 million over the comparable quarter was offset by $7.8 million in increased operating expenses. The increase in operating expenses in 2008 related to additional spending on internal research and development projects directed at the development and expansion of chemical, biological, radiation and explosive detection products and technologies. Sales and marketing expense increased due to an investment in our sales and marketing platform in order to support bids and proposals for major programs and to expand our distribution channels.

Surveillance Segment - Comparison of the Nine months ended September 30, 2008 and 2007

	Nine Months Ended September 30,
	2008	2007
	(dollars in thousands)
	(unaudited)
Revenue and gross profit %
Product revenue	$19,221	$21,797
Contract research and development revenue	6,303	1,849
Maintenance, service and other revenue	6,392	1,990

Total revenue	$31,916	$25,636

Gross profit %	37.4%	46.2%

Operating loss excluding depreciation and amortization	$(3,584)	$(3,994)
Depreciation and amortization	2,274	2,624

Operating loss	$(5,858)	$(6,618)

Product Revenue. Product revenue decreased $2.6 million, or 12%, to $19.2 million in the nine months ended September 30, 2008 from $21.8 million in the nine months ended September 30, 2007. The decrease is due to a shift from platform product sales to the delivery of platform prototypes under contract research and development contracts and custom platforms under service contracts. Additionally, in 2007 we had a significant delivery of radar equipment to one customer in 2007 that was not duplicated in 2008. These decreases were offset by increased sales of our thermal imaging equipment.

Contract Research and Development Revenue. Contract research and development revenue increased $4.5 million, or 250%, to $6.3 million in the nine months ended September 30, 2008 from $1.8 million in the nine months ended September 30, 2007 primarily due to delivery of prototype platforms under research and development contracts.

Maintenance, Service and Other Revenue. Maintenance, service and other revenue increased $4.4 million, or 220%, to $6.4 million in the first nine months of 2008 from $2.0 million in the same period in 2007 primarily due to a new service contract for the delivery of customized platforms.

Gross Profit. Gross profit as a percentage of revenue was 37.4% and 46.2% in the first nine months of 2008 and 2007, respectively. Our gross profit was impacted by a shift from product sales to the delivery of platform prototypes and customized platforms under lower margin contract research and development and service contracts.

Operating Loss. Operating loss decreased $0.7 million, or 11%, to $5.9 million in the nine months ended September 30, 2008 from $6.6 million in the nine months ended September 30, 2007. Operating loss excluding depreciation and amortization decreased $0.4 million, or 10%, to $3.6 million in the first nine months of 2008 from $4.0 million in the first nine months of 2007. A 25% increase in revenue was the primary reason for reduced operating loss for the first nine months of 2008.

Solutions Segment - Comparison of the Nine months ended September 30, 2008 and 2007

	Nine Months Ended September 30,
	2008	2007
	(dollars in thousands)
	(unaudited)
Revenue and gross profit %
Product revenue	$7,008	$5,309
Contract research and development revenue	207	—
Maintenance, service and other revenue	10,675	8,142

Total revenue	$17,890	$13,451

Gross profit %	38.2%	39.3%

Operating loss excluding depreciation and amortization	$(3,930)	$(3,953)
Depreciation and amortization	1,616	1,490

Operating loss	$(5,546)	$(5,443)

Product Revenue. Product revenue increased $1.7 million, or 32%, to $7.0 million in the nine months ended September 30, 2008 from $5.3 million in the nine months ended September 30, 2007 primarily due to the contribution of product revenue in the first nine months of 2008 by a company we acquired in October 2007. Additionally, we received more funding under the phase 3 of the ICIDS program in the first nine months of 2008 than in the first nine months of 2007.

Maintenance, Service and Other Revenue. Maintenance, service and other revenue increased $2.6 million, or 32%, to $10.7 million in the nine months ended September 30, 2008 from $8.1 million in the nine months ended September 30, 2007. The increase in revenue is primarily related to new contracts for project management and integration of technologies for intelligent transportation systems.

Gross Profit. Gross profit as a percentage of revenue was 38.2% and 39.3% in the first nine months of 2008 and 2007, respectively. Gross profit as a percentage of revenue decreased in the first nine months of 2008 because more revenue was derived from long-term project management and integration service contracts which generally have lower gross margins than product sales.

Operating Loss. Operating loss and operating loss excluding depreciation and amortization for the first nine months of 2008 was approximately the same as the first nine months of 2008. An increase in revenue and gross margins for the comparable nine month periods were offset by higher sales and marketing expense due to the expansion of our sales and marketing platform to support bids and proposals for major programs and to develop our commercial sales channel.

Reconciliation of Reportable Segment Operating Losses to the Consolidated Loss from Continuing Operations

The following table provides a reconciliation of operating losses from reportable segments to our consolidated net loss from continuing operations for the nine months ended September 30, 2008 and 2007:

	Nine Months Ended September 30,
	2008	2007
	(dollars in thousands)
	(unaudited)
Reconciliation of segment operating losses to consolidated loss from continuing operations
Segment operating losses	$(16,100)	$(18,547)
Unallocated general and administrative expenses	(7,898)	(9,495)
Unallocated depreciation and amortization expenses	(488)	(130)
Interest expense	(49)	(455)
Interest income	867	449
Other nonoperating gains (losses), net	(266)	128
Income tax benefit (expense)	(75)	907

Consolidated loss from continuing operations	$(24,009)	$(27,143)

Our unallocated general administrative expenses primarily include personnel costs for executive and senior management, corporate accounting and finance, facilities’ costs, professional fees for audit, tax, legal and other professional services, board of director and advisory board fees, travel, supplies and communication related expenses.

Liquidity and Capital Resources

As of September 30, 2008, our principal sources of liquidity were cash and cash equivalents of $45.7 million and accounts receivable of $25.1 million. Prior to 2008, we experienced net cash outflows from operating activities and cash inflows from investing or financing activities. We expect our cash flows from operating activities to improve as we continue to reduce our net losses through a variety of means, including but not limited to reducing general and administrative expenses by streamlining our operations, prioritizing internal research and development spending and increasing revenue through organic growth. At September 30, 2008, we had firm backlog of approximately $114 million and unfunded backlog of approximately $450 million. We believe our backlog and recent bookings combined with operating expense reductions will be sufficient to sustain our liquidity and cash flows in 2009 and for the foreseeable future.

Our primary sources of cash historically have been proceeds from the issuance of convertible preferred stock, customer payments for our products and services, lines of credit and short term loans and proceeds from the sale of businesses. In November 2007, we completed an initial public offering and raised net proceeds of $72.7 million after deducting underwriting discounts and commissions of $5.6 million and offering expenses of $1.7 million. We were incorporated in 2003 and have primarily grown our business organically and through a series of complementary acquisitions from 2005 through 2008. Many of our businesses have early stage products and/or emerging products and engage in research and development activities that are funded both through external government contracts and internal resources.

During 2007 and in the first nine months of 2008, we increased our investment in sales, marketing and other related business development infrastructure to support our early stage products and emerging technologies. Additionally, we increased our investment in internally funded research and development activities and the integration of products and technologies among our operating units. We also increased our general and administrative expenses in 2007 and in the first nine months of 2008 through the use of consultants and other professionals to complete certain accounting and legal functions. Consequently, our cumulative net losses, which amounted to approximately $202.4 million at September 30, 2008, were expected based on the nature of our business, the early stage of our products and technologies and our ongoing research and development activities.

In the future we may enter into agreements to acquire complementary businesses that would require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

The following table shows our cash and cash equivalents and working capital as of September 30, 2008 and December 31, 2007:

	As of September 30, 2008	As of December 31, 2007
	(dollars in thousands)
	(unaudited)
Cash and cash equivalents	$45,720	$64,636
Working capital	75,988	95,455

The following table shows our cash flows from operating, investing and financing activities for the nine months ended September 30, 2008 and 2007.

	Nine Months Ended September 30,
	2008	2007
	(dollars in thousands)
	(unaudited)
Summary of cash flow:
Cash flows used in operating activities	$(9,628)	$(20,900)
Cash flows provided by (used in) investing activities	(9,185)	19,817
Cash flows provided by (used in) financing activities	(95)	9,750
Effect of foreign exchange rate on cash	(8)	230

Consolidated net change in cash and cash equivalents	$(18,916)	$8,897

Cash Flows from Operating Activities. Our cash flows from operating activities are significantly influenced by spending required to support the growth of our business in areas such as research and development, sales and marketing, facilities’ expansion and certain general and administrative costs. Our operating cash flows are also influenced by our working capital needs to support growth and fluctuations in inventory, accounts receivable, accounts payable and other current assets and liabilities. The concentration of business with the U.S. government also impacts operating cash flow, particularly for fixed price contracts in which revenue recognition under the percentage of completion method may not coincide with billing. Cash flows used in operating activities decreased $11.3 million, or 54.1%, to $9.6 million for the nine months ended September 30, 2008 from $20.9 million in the nine months ended September 30, 2007 primarily due to working capital timing differences related to improved collections of trade accounts receivable, advance payments from customers on percentage of completion contracts and increased inventory purchases to support revenue growth.

Cash Flows from Investing Activities. Cash flows from investing activities primarily relate to business acquisitions and dispositions and capital expenditures. In the nine months ended September 30, 2008, cash flows used in investing activities included $3.5 million of capital expenditures, $4.8 million paid to acquire a company and settle liabilities assumed in the acquisition, $1.9 million of contingent consideration paid in connection with acquisitions completed in 2005 and $0.8 million of funds paid in connection with an acquisition completed in 2006 offset by $1.8 million of cash proceeds released from escrow related to the sale of a company in 2007. In the nine months ended September 30, 2007, cash flows from investing activities included $3.8 million in capital expenditures offset by $23.6 million of cash proceeds from the sale of three companies. Capital expenditures for the nine months ended September 30, 2008 and 2007 primarily relate to the expansion of facilities and the acquisition of computer equipment and manufacturing and lab equipment. Capital expenditures also include costs associated with the implementation of an enterprise software system throughout the company.

Cash Flows from Financing Activities. Net debt issuances were $0.7 and $6.0 million in the nine months ended September 30, 2008 and 2007, respectively. In the nine months ended September 30, 2007, cash flows from financing activities included $3.5 million of proceeds from the issuance of Series A Preferred Stock, which was used for working capital purposes, and $10.0 million related to bridge loans from Wexford that were used for working capital purposes. A $3.0 million bridge loan from Wexford was repaid during the third quarter of 2007, while the remaining $7.0 million was repaid during the fourth quarter of 2007.

Contractual Obligations

On April 7, 2008, one of our subsidiaries entered into an operating lease agreement for new facilities. Our subsidiary began using the facilities in October 2008. Monthly rent under the agreement approximates $41,000 until December 31, 2012, at which time monthly rent may be increased based on changes in the consumer price index. Subsequent to the initial lease term of fifteen years, the lease may be renewed for a five year period.

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

Revenue Recognition—Maintenance, Service and Other. Maintenance, service and other revenue is primarily derived from project management and technology integration services, product training and installation and software maintenance and extended warranty contracts. We recognize revenue from project management and integration services using the percentage-of-completion method described above. We recognize revenue from product training and installation services when the services are provided. We generally recognize revenue for software maintenance and extended warranty contracts on a straight-line basis over the life of the contract. We recognize software revenue under the provisions of the Accounting Standards Executive Committee’s Statement of Position 97-2 (SOP 97-2), Software Revenue Recognition (as amended by SOP 98-9). Under the terms of SOPs 97-2 and 98-9, companies are required to defer all revenue from multiple-element software arrangements if sufficient vendor specific objective evidence does not exist for the allocation of revenue to the various elements of the arrangement. As a result, we recognize any revenue on multi-year software license agreements ratably over the life of the arrangement.

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

The value assigned to goodwill equals the amount of the purchase price of the business acquired in excess of the sum of the amounts assigned to identifiable acquired assets, both tangible and intangible, less liabilities assumed. At September 30, 2008, we had goodwill of $69.1 million and identifiable intangible assets, net of accumulated amortization, of $21.8 million.

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

A decline in the estimated fair value of a reporting unit could result in a goodwill impairment and a related non-cash impairment charge against earnings, if estimated fair value for the reporting unit is less than the carrying value of the net assets of the reporting unit, including its goodwill. There was no goodwill impairment charge for the three or nine months ended September 30, 2008 and 2007.

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

During the nine months ended September 30, 2008, we granted 98,250 stock options. We did not grant any options in the nine months ended September 30, 2007. During the nine months ended September 30, 2008, we granted 514,726 shares of restricted stock pursuant to the 2007 Equity Incentive Plan. Grants of restricted stock and restricted stock units are valued using the closing market price of our common stock on the date of grant. Prior to November 7, 2007, we accounted for the fair value of the restricted stock using estimates of the fair value of an underlying share of common stock at the time of the grants as there was no market for our common stock prior to November 7, 2007. Our common stock valuations used the probability weighted expected return method for 2007.

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

For the quarters ended September 30, 2008 and 2007, we recognized stock-based compensation expense of $1.4 million and $1.3 million, respectively. For the nine months ended September 30, 2008 and 2007, we recognized stock-based compensation expense of $4.5 million and $4.1 million, respectively. In future periods, stock-based compensation expense may increase as we issue additional equity-based awards to continue to attract and retain key employees. Additionally, SFAS 123(R) requires that we recognize compensation expense only for the portion of stock options that are expected to vest.

As of September 30, 2008, our total unrecognized compensation expense related to stock-based awards granted to employees and non-employee directors was approximately $6.1 million.

Income Taxes. We use an asset and liability approach for accounting for income taxes. Deferred income taxes are recognized for the tax consequences of temporary differences and carryforwards by applying enacted tax rates applicable to future years to differences between the financial statement amounts and the tax bases of existing assets and liabilities. We establish a valuation allowance if it is probable that some portion of the deferred tax asset will not be realized. Our determination of whether a valuation allowance is appropriate requires the exercise of judgment. At September 30, 2008, we had net operating loss carryforwards available for U.S. federal and state income taxes of $91.9 million which begin to expire in 2017. The net operating loss carryforwards that we acquired in connection with our business acquisitions may also be limited by provision of the Internal Revenue Code regarding changes in ownership. We have provided a valuation allowance against net U.S. deferred tax assets and operating loss carryforwards in certain non-U.S. jurisdictions. We have recorded a valuation allowance because of the emerging nature of our business and our history of losses. We will continue to evaluate income generated in future periods in determining the reasonableness of our position. If we determine that future income is sufficient or insufficient to cause the realization of the net operating loss carryforwards within the required time, the valuation allowance will be adjusted as necessary.

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

As of September 30, 2008 and 2007, we did not have any off-balance sheet arrangements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk. Our international businesses generate revenue and incur expenses that are denominated in foreign currencies. Historically, our foreign currency translation adjustments have not been material to our financial position or consolidated results of operations. However, changes in economic conditions impacting foreign currency exchange rates could materially increase our exposure to foreign currency fluctuations and adversely affect our consolidated results of operations or financial position, specifically with changes in the United States dollar relative to the Canadian dollar and the European Euro. Our Canadian and German subsidiaries are consolidated into our financial results and under U.S. GAAP, we are required to translate the financial condition and results of operations of these subsidiaries into United States dollars, with any corresponding translation gains or losses being recorded in other comprehensive income in our consolidated financial statements. For the nine months ended September 30, 2008 and 2007, this translation adjustment was a loss of $0.4 million and a gain of $1.6 million, respectively. We also maintain cash balances denominated in foreign currencies. At September 30, 2008, we had $0.7 million of cash in foreign accounts. We have not hedged our exposure to changes in foreign currency rates and, as a result, could incur unanticipated translation gains and losses.

Interest Rate Risk. We had cash and cash equivalents of $45.7 million at September 30, 2008. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates. Declines in interest rates, however, will reduce future income.

At September 30, 2008, we had an open line of credit which bears interest at a variable rate adjusted based on the prime rate, under which we may borrow a maximum of $2.5 million. At September 30, 2008, $0.9 million was outstanding under this line of credit. Based on the amount outstanding and the maximum amount available for borrowing, we do not believe that changes in interest rates create material exposure to our business. Increases in interest rates, however, will increase future interest expense.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2008, we completed our evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management as appropriate to allow for timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the third fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except as indicated below, there have been no material changes in information to the Risk Factors previously described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.

Recent economic developments may adversely affect our business, financial condition and results of operations

Current uncertainty in global economic conditions poses a risk to the overall economy and could result in changes in the priorities and timing of spending by our government and commercial customers that are difficult to anticipate. If demand for our products and services decreases due to such changing priorities we may be required to record an impairment on our long-lived assets, which are primarily comprised of intangible assets, which would increase our expenses. Changes in demand for our products, and changes in our customers’ product needs, could have a variety of negative effects on our competitive position and our financial results, and, in certain cases, may reduce our revenue, increase our costs, lower our gross margin percentage, or require us to recognize impairments of our assets.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the period April 1, 2008 to September 30, 2008, we have issued and sold the following unregistered securities:

•

From April 1, 2008 to June 30, 2008, we issued and sold to our employees, directors and consultants an aggregate of 13,380 shares of our common stock pursuant to option exercises under our 2005 Stock Plan at prices ranging from $0.16 to $3.50 per share.

•

From July 1, 2008 to September 30, 2008, we issued and sold to our employees, directors and consultants an aggregate of 6,820 shares of our common stock pursuant to option exercises under our 2005 Stock Plan at prices ranging from $1.50 to $3.50 per share.

The sales of the above securities were deemed to be exempt from registration in reliance on Rule 701 promulgated under Section 3(b) thereof, as a transaction pursuant to a compensatory benefit plan and contract relating to compensation as provided under such Rule 701.

Issuer Purchases of Equity Securities

During the period January 1, 2008 to September 30, 2008, we purchased the following shares:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31	—		—	—	—
February 1-29	—		—	—	—
March 1-31	4,164	(1)	$12.47	N/A	N/A
April 1-30	68,517	(1)	$5.74	N/A	N/A
May 1-31	19,007	(1)	$6.49	N/A	N/A
June 1-30	29,795	(1)	$7.26	N/A	N/A
July 1-31	7,501	(1)	$7.30	N/A	N/A
August 1-31	5,378	(1)	$8.22	N/A	N/A
September 1-30	2,722	(1)	$7.93	N/A	N/A

(1)	As part of our restricted stock plan, we offer employees the opportunity to make required tax payments with cash or through a net share settlement. For employees choosing net share settlement, we make required tax payments on behalf of employees as their stock awards vest and then withhold a number of vested shares having a value on the date of vesting equal to the tax obligation. The shares withheld were recorded as treasury shares.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

3.1	Second Amended and Restated Certificate of Incorporation, filed as the same numbered exhibit with Registrant’s Registration Statement on Form S-1, as amended, filed August 6, 2007, Commission File No. 333-145135*

3.2	Certificate of Amendment filed January 12, 2006, filed as the same numbered exhibit with Registrant’s Registration Statement on Form S-1, as amended, filed August 6, 2007, Commission File No. 333-145135*

3.3	Certificate of Amendment filed September 19, 2006, filed as the same numbered exhibit with Registrant’s Registration Statement on Form S-1, as amended, filed August 6, 2007, Commission File No. 333-145135*

3.4	Certificate of Amendment filed December 19, 2006, filed as the same numbered exhibit with Registrant’s Registration Statement on Form S-1, as amended, filed August 6, 2007, Commission File No. 333-145135*

3.6	Amended and Restated Bylaws of ICx Technologies, Inc., filed as the same numbered exhibit with Registrant’s Registration Statement on Form S-1, as amended, filed August 6, 2007, Commission File No. 333-145135*

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Incorporated by reference
**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2008

ICX TECHNOLOGIES, INC.

By:	/S/ HANS C. KOBLER
Hans C. Kobler
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ HANS C. KOBLER Hans C. Kobler	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	November 14, 2008

/S/ DEBORAH D. MOSIER Deborah D. Mosier	Chief Financial Officer (Principal Financial and Accounting Officer)	November 14, 2008

* E. Spencer Abraham	Director	November 14, 2008

* Colin J. Cumming	Director	November 14, 2008

* Joseph M. Jacobs	Director	November 14, 2008

* Robert A. Maginn, Jr.	Director	November 14, 2008

* Mark L. Plaumann	Director	November 14, 2008

* Rodney E. Slater	Director	November 14, 2008

* By:	/S/ DANIEL T. MONGAN
Daniel T. Mongan
Attorney-In-Fact

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002