Form 10-K
period 2008-12-31
ICX TECHNOLOGIES INC
filed 2009-03-31
CIK 1334303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Large accelerated filer  ☐               Accelerated filer  ☐               Non-accelerated filer  ☒               Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2008 was approximately $66,343,000 million based on the last reported sales price of the common stock on the Nadsaq National Market on such date.

As of February 28, 2009, the registrant had 34,215,124 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Parts II and III of this Form 10-K, portions of its Proxy Statement for its 2009 Annual Meeting of Stockholders.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this Annual Report on Form 10-K, ICx Technologies, Inc. and its consolidated subsidiaries are referred to as “ICx”, “we,” “us,” or “our.” This report on Form 10-K includes forward looking statements. All statements other than statements of historical facts contained in this Form 10-K, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations, are forward-looking statements. We attempt, whenever possible, to identify these forward-looking statements by words such as “may,” “will,” “could,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” and similar expressions. We have based these forward looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short term and long term business operations and objectives, and financial needs. These forward looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors.” In light of these risks, uncertainties and assumptions, the forward looking events and circumstances discussed in this Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward looking statements.

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

ICx Technologies, Inc. (ICx or the Company) was incorporated in the State of Delaware in 2003 to acquire, develop, and coordinate the operations of security technology companies. Our business was primarily formed through the acquisition of 18 companies beginning in 2003. Our business is organized into three divisions—Detection, Surveillance and Solutions—through which we develop, manufacture and market complete solutions that proactively address some of the most sophisticated and severe security threats facing the world today.

Company Overview

ICx is a leader in the development and integration of advanced sensor technologies for homeland security, force protection and commercial applications. Our proprietary sensors detect and identify chemical, biological, radiological, nuclear and explosive threats and deliver superior awareness and actionable intelligence for wide-area surveillance, intrusion detection and facility security. Through our proven ability to develop and convert next-generation technologies into unique, commercially successful products, we are able to offer a wide range of high quality, compact detection and surveillance products that we believe are more sensitive, more accurate and more cost-effective than conventional products.

We believe our ability to understand the nature of sophisticated security threats, the technological potential of security solutions and the complex procurement processes of government customers differentiates us from most other companies in the market. We have developed what we believe is the most comprehensive line of products and integration capabilities for the security industry available through a single company.

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

Our direct customers include federal agencies, such as the U.S. Department of Homeland Security, U.S. Customs and Border Protection (Border Patrol) and the Transportation Security Administration, as well as military customers such as the U.S. Department of Defense (DoD), including the U.S. Air Force, the U.S. Marines and the U.S. Army. Additionally, we sell to various state and local governments and agencies, including the New York Police Department, the California Department of Transportation (CALTRANS) and the Orange County Transportation Authority (OCTA). We also sell our products, components and sub-systems to leading integrators in the security and defense industries who either resell our products or integrate them into comprehensive security installations for their end customers. The system integrators that we sell products to include The Boeing Company, Honeywell International, Inc., Northrop Grumman Corp., Raytheon Company, and SAIC, Inc. We also sell products to original equipment manufacturers, or OEMs, such as Thermo Fisher Scientific Inc.

Industry Overview

The proliferation of global security threats has reached unprecedented levels. These threats not only jeopardize innocent lives, but also have the potential to inflict severe damage upon the global economy. Both the government and private sectors are preparing to address increasingly sophisticated types of terrorist attacks, including chemical, biological, radiological, nuclear and explosive threats, as well as other major security risks and natural disasters. Because of the importance of security to the global economy, we believe the DoD and homeland security markets are less exposed to economic downturns and will continue to grow rapidly over the next decade.

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

Market Opportunity

Conventional security products typically are not portable, not sensitive enough or generate too many false positives, are difficult to network, or are too expensive for many users to buy and operate. In addition, due to the fragmented nature of the market, many market participants have either focused on manufacturing specific products or operate as system integrators who network the products of other companies without having a detailed understanding of the capabilities of these products. As a result, customers are demanding single-source providers in order to allow them to streamline their procurement processes and isolate accountability with fewer vendors.

We provide an expansive portfolio of technology products and solutions that address many of the specific demands of our customers. Our products not only address the shortcomings of conventional products, such as portability and false-alarms rates, but many are designed to work in concert, facilitating the interchange of critical security information between systems. We believe that our ability to integrate our advanced sensors and third-party products into highly-effective solutions will enable us to capture market share and deliver our customers high-value solutions that warrant premium pricing. We believe our ability to understand the nature of sophisticated security threats, the technological potential of security solutions and the complex procurement processes of both government and private sector customers differentiates us from other companies in the market. By leveraging our unique technical expertise, we design, develop, manufacture and market what we believe are the most advanced sensors and surveillance products available in the homeland security market today. We believe we will be able to apply our technological expertise in security to develop new products in non-security markets.

Our Competitive Strengths

ICx develops, manufactures, markets and integrates products and solutions that detect, identify and prevent a broad range of critical security threats. We believe the following competitive strengths will continue to enhance our leadership position in the homeland security market and the broader security industry.

Leading proprietary technologies. We are a leading innovator developing high precision, proprietary security technologies that are more accurate, compact and less susceptible to false positives than most conventional technologies. More than half of our approximately 830 employees are highly skilled technologists. From the beginning of 2004 through the end of 2008, we and companies we have acquired have invested approximately $75 million in research and development and have received approximately $173 million under contracts to conduct research and development for programs we believe will advance our technology and products and strengthen our leadership position in the homeland security market. Our emphasis on innovation has resulted in over 90 issued patents and pending patents and over 20 licensed patents. We also have strong connections with leading research laboratories and universities which foster innovation and advance our technology leadership.

Proven ability to develop, market and commercialize products. We have been successful in utilizing our advanced technologies to develop commercially viable products and solutions. We have received and expect to continue to receive substantial government funding to carry out our research and product development. Since 2005, our product line has grown significantly. In addition to adding numerous new products through proprietary development and the acquisition process, we have also made considerable advancements to several of our existing brands. In addition, we continue to integrate our varied products into single source, cohesive solutions. We also understand and are able to successfully navigate the complex security procurement processes of our customers. The growth in sales of our products demonstrates our commercial success.

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

Proven government programs award capability. We have a leading team of professional, business development, program management and technical employees, capable of winning highly complex and strategic government programs. For example, by leveraging our technology, industry knowledge, partnering ability and proposal-writing capabilities, our programs group competed for and won a significant system-engineering, analysis and integration contract in 2008. The U.S. Army Research and Development Engineering Command Acquisition Center award had an estimated value of up to $711 million over seven years for the Joint Nuclear, Biological, Chemical Reconnaissance System Increment II (JNBCRS 2 or J2) program.

Experienced management team. Our management team and advisory board has a mix of government and private sector experience across different geographies, industries and functions. Our team promotes entrepreneurial creativity and emphasizes the importance of attracting, developing and retaining the most highly qualified personnel in our industry. Since our inception, our management team has acquired and integrated 18 diverse companies that have enhanced our capabilities and technology leadership.

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

Enhance and extend our product line. We plan to introduce new models of our current products with enhancements to the capabilities of those products in order to address our customers’ evolving needs. We will continue converting our innovative technologies in our research and development pipeline into new products and platforms to pursue new market opportunities. For example, in 2008 we introduced Raider and radHUNTER, two new radionuclide detectors, as well as Stride, a covert radiation detection system.

Provide integrated solutions. We intend to continue to provide integrated, single-source solutions that prevent a broad range of critical security threats. We believe that significant opportunities exist for companies that understand the nature of complex security threats and meet customers’ needs by developing and delivering effective solutions that respond to those threats and make it easier to capture data from advanced, multifunctional products through integrated networked command platforms. For example, in 2008 we provided a fully integrated mobile surveillance system that combines our advanced, high-resolution radars with thermal imaging cameras on a common software platform, to the U.S. Army.

Scale our distribution channels. We intend to continue to build and strengthen our direct sales force and expand our indirect channels to extend our geographic reach and market penetration. We have hired key personnel from companies such as Lenel Systems International, General Electric Company, Johnson Controls, Inc., Smiths Detection and Thermo Fisher Scientific Inc., as well as from government agencies including the DoD, the U.S. Air Force and Defense Advanced Research Projects Agency (“DARPA”). In addition, in 2007, we significantly expanded our network of sales representatives to market our products to private sector customers and state and local governments and agencies.

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

Grow through complementary acquisitions. We aim to grow our business, relationships and product offerings by acquiring select companies and assets that enhance our technology leadership, broaden our product offerings or expand our customer relationships. We maintain a highly disciplined approach in our pursuit of acquisitions and their integration, including a rigorous assessment of technological strengths, growth prospects, synergy potential, management strengths and the intrinsic value of potential targets. Since our inception, we have acquired and integrated 18 companies. In 2008, we acquired S3I, LLC (“S3I”), a technology leader specializing in biological threat detection. We intend to integrate S3I sensors with our advanced biological samplers and rapid identification tools to provide what we believe to be one of the broadest and most compelling technology platforms in this large emerging market.

Products

ICx understands that an effective security solution is more than the sum of its parts. By leveraging our technical expertise, ICx has developed leading security technologies that are exceptionally sensitive, accurate, compact and affordable. The components of our solutions have been designed to work together in order to provide comprehensive, integrated solutions for critical infrastructure, facilities, perimeters, borders and other areas of vital security interest. Our integrated security platforms are designed to meet the needs inherent in today’s security environment.

Integrated Products

ThreatSenseTM. We recently introduced ThreatSense, a comprehensive chemical, biological, radiation and nuclear (CBRN) security solutions designed to improve time-to-detection, lower deployment costs and reduce false alarms. ThreatSense incorporates significant technical advancements made by our science and engineering teams to help counter aerosolized chemical and biological threats as well as monitoring the movement of radioactive sources. ThreatSense is designed to mitigate the effect of CBRN threats to critical infrastructure.

CommandSpace®. CommandSpace is a comprehensive layered approach to integrated perimeter security. Our CommandSpace solutions incorporate state-of-the-art ICx radars, imagers and mobile towers, as well as third-party technologies and a common operating picture to provide advanced warning of a potential threat before it crosses a perimeter.

Cerberus. Cerberus takes the Command Space concept on mobile “(MSS”) and transportable platforms, fusing the world’s most advanced infrared cameras and perimeter security radars into integrated solutions. In both the transportable as well as the vehicle mounted platform, our Cerberus solution provides superior perimeter awareness for military, border and commercial security installations. Covering a range from 3 to 30 km, we integrate both our own as well as third party sensors reliably.

Detection Products

By incorporating detection instruments that sense and identify chemical, biological, radiological, nuclear and explosive (“CBRNE”) threats, ICx provides security personnel with advanced awareness and actionable intelligence. The CBRNE detection devices from ICx are compact, portable and simple to use as compared to laboratory instruments that perform similar functions, and are more rugged and affordable.

Chemical Detection. ICx develops and manufactures specific detection technologies for chemical warfare agents as well as toxic industrial chemicals and materials. Our chemical sensors and instruments are used by the DoD for facility protection and first-responders, who need reliable answers in the field.

ICx Chemical Detection Products

(representative list)

cheMSense 600

•     Direct air sampling mass spectrometer

•     24/7 indoor air monitoring and detection for infrastructure protection

•     Near real-time detection of aerosol-released chemical agents

•     User-definable library of aerosolized threats

Agentase CAD-Kit	• Chemical agent point detection kit • Surface, solid and liquid interrogation of chemical warfare agents and other hazardous materials • Laboratory-level sensitivity

Agentase Disclosure Spray	• Spray-based formula to pinpoint location of chemical agents • Sub-microgram (trace) detection levels • Immediate knowledge of decontamination efficacy

Griffin 450

•     Mobile GC/MS for laboratory analysis in the field

•     Identifies chemical warfare agents, toxic industrial chemicals and toxic industrial materials

•     Analytical flexibility with air sampling capability

Griffin X-Sorber	• Handheld air sampler with thermal desorption capabilities • Flexible sampling option for chemical analysis in a “hot zone” • For use with the Griffin 450

Biological Detection. Biological detection is one of the hardest challenges to address in any security environment due to the evolving nature of the threat. Our continuous indoor and outdoor biological air monitors are used by the DoD, airport authorities and other agencies, as well as by the National Park Service, for layered security at facilities and events. In addition to our product line, we are continuing development of advanced pathogen identification systems.

ICx Biological Detection Products

(representative list)

AirSentinel	• Continuously operating facility air monitor for bio-terror agents • Integrates into building HVAC systems • Triggers networked sampling devices

IBAC	• Continuously operating outdoor air monitor for biological threats • Government validated in relevant environments • Alert algorithms validated for both indoor and outdoor environments

BioXC	• Continuous or triggered bio-threat sampling • Cost-effective management of threat risks

BioCapture	• Most widely deployed portable air sampler for biowarfare agents • Fully decontaminable air sampling device

Radiation Detection. ICx develops leading edge radiation detection and identification devices. Our handheld and integrated systems have been or are being used by the U.S. Department of Energy’s Nuclear Emergency Search Team, the New York Police Department, the International Atomic Energy Agency, the U.S. Coast Guard and the United Kingdom’s Home Office Border and Immigration Agency. In addition, our systems were used at the Summer Olympic Games in Beijing to provide additional security for the athletes and spectators.

ICx Radiation Detection Products

(representative list)

Stride Systems	• Radionuclide detection units and systems • Openly or covertly detect and classify radioactive sources • Fully integratable into facility infrastructure or modular components, such as stanchions

identiFINDER	• Handheld radionuclide detection and identification device • Rapid, precise response • Digital gamma spectrometer and dose rate measurement

Raider	• State-of-the-art palmheld instrument • Rapid identification and verification of radioactive sources • Built-in GPS and reach-back capabilities

radHUNTER	• Extremely sensitive and accurate radionuclide identification device • Detects, locates, measures and identifies gamma radiation signatures

Explosives Detection. ICx offers a suite of handheld, portable and integrated explosives detectors for military-grade explosives as well as for those liquids used in making homemade explosive devices. Our detectors are in use by the U.S. military in Afghanistan and Iraq in the fight against improvised explosive devices (IEDs). In addition, these products are in use by the U.S. Park Service Police for special event security and at national monuments such as the Statue of Liberty, Ellis Island and Hoover Dam.

ICx Explosives Detection Products

(representative list)

Fido XT

•     Lightweight, portable and field tested

•     True vapor sensing capability

•     1,000+ times more sensitive than conventional trace detection products (detects femtogram-level concentrations)

•     We believe sensitivity to be comparable to the capabilities of canines

Fido On Board	• Robot-mountable trace explosives vapor detector • Only “sniffer” capable of being mounted on the end of a robotic arm • Same sensitivity as the Fido XT

Fido PaxPoint	• Handheld, portable liquid screening system • Detects liquids used to make homemade explosives

Fido FastGate	• Integrated trace explosives contamination detector • For use on personal identification cards

Non-Security Sensor. Through our pursuit of new and significant technologies for homeland security and force protection our technologists are also making discoveries and products for other industries. We have developed several sensor products for laboratory instrumentation, advanced vehicle warning systems, concrete maturity and drug discovery.

ICx Non-Security Sensor Products

(representative list)

Concrete Sensors

IntelliRock	• Measures and records the conditions of in-place concrete • Unalterable, secure data files to ensure data integrity • Streamlines workflow, ensures standards compliance

Bioinstrumentation

SensiQ	• High-performance biomolecular interaction analysis instrument • Semi-automated high throughput system • Cost-effective SPR analysis

SensiQ Pioneer	• High-throughput, automated biomolecular interaction analysis instrument • Real-time, label-free analysis

Gas Sensing

SensorChip 4P

•     Micro-electro-mechanical system (MEMS) photonic crystal that emits and absorbs with extreme efficiency in narrow infrared (IR) wave bands used for gas sensing

•     Industry-first wafer-level packaging, hermetically sealed, sensor-on-a-chip

•     Wearable, compact and highly reliable

•     Less than one-tenth of the power consumption of standard IR detectors

Surveillance Products

Advanced surveillance technologies allow fewer people to detect many more threats over wider areas and to respond faster and more effectively. ICx focuses on flexible, layered technologies to detect and identify potential threats before they cross a perimeter.

Radar Systems. Today’s radars provide the missing link necessary for optimal wide area surveillance. ICx provides high-resolution millimeter wave (MMW) and frequency-modulated continuous wave (FMCW) radars for perimeter surveillance and scanning. ICx radars have been deployed along the U.S.-Mexico border, at airports, sea ports and national monuments, as well as abroad in troubled areas such as the Gaza Strip.

Our fixed and portable solutions are capable of detecting moving and stationary vehicles and personnel including persons walking, crawling or even swimming. When networked with perimeter surveillance cameras, our radars provide a slew-to-cue capability.

ICx Radar Products

(representative list)

STS-350

•     High performance radar with unparalleled resolution and accuracy

•     Detects people walking at distances of up to 350 meters

•     Camera slew to cue capability

•     Tangential and slow movement tracking capability

•     Rapid deployable, battery-operated versions

STS-1400

•     High performance radar with unparalleled resolution and accuracy

•     Detects people walking at distances of up to 1400 meters

•     Camera slew to cue capability

•     Tangential and slow movement tracking capability

•     360° field of view, one revolution per second and few false-positive readings

•     Easy to integrate with Ethernet/XML interface

STS-2800

•     High performance radar with unparalleled resolution and accuracy

•     Detects people walking at distances of up to 2800 meters

•     Camera slew to cue capability

•     Tangential and slow movement tracking capability

•     360° field of view, one revolution per second and few false-positive readings

•     Easy to integrate with Ethernet/XML interface

STS-4400

•     High performance radar with unparalleled resolution and accuracy

•     Detects people walking at distances of up to 4400 meters (mortar range)

•     Camera slew to cue capability

•     Tangential and slow movement tracking capability

•     360° field of view, one revolution per second and few false-positive readings

•     Easy to integrate with Ethernet/XML interface

STS-12000

•     High performance radar with unparalleled resolution and accuracy

•     Camera slew to cue capability

•     Tangential and slow movement tracking capability

•     Detects moving vehicles up to twelve kilometers or people up to ten kilometers away

Imaging Systems. ICx offers a suite of fixed and pan, tilt and zoom (PTZ) imaging systems. Our innovative VisionSenseTM technology allows operators to overlay thermal and charge-coupled device (CCD) images in real time in order to see objects in complete darkness while also penetrating glare, glass and water. ICx imagers have been deployed at nuclear plants, on cruise ships, at national monuments and at numerous sea ports.

ICx Imaging Products

(representative list)

DefendIR

•     Dual-sensor (visible light and thermal) pan and tilt thermal imager

•     VisionSense technology combines the visible and thermal image into one output

•     Multiple configurations utilizing various lenses and detectors to optimize the field of view for the desired use

•     Continuous zoom option is the first-of-its-kind uncooled thermal imager with true optical zoom

Orion	• Long range 5.5x continuous zoom lens • Cryogenically cooled detector • Precision pan/tilt mount with control and pointing accuracy

Illuminator	• Low-light camera with high-powered spotlight triggered on detection • Non-lethal deterrence

Tactical Platforms. ICx develops and manufactures mobile platforms for surveillance, assessment and response. These tactical platforms are completely adaptable to suit diverse security and protection needs. Our manned and unmanned mobile towers are networkable and can be deployed in almost any environment. The towers are used all along the U.S.-Mexico border, at theme parks, at national monuments, by the military at home and abroad, by numerous police forces across the United States and to secure high-profile events such as Mardi Gras, the Super Bowl, the Independence Day celebrations on the National Mall and even the inauguration ceremonies.

ICx Tactical Platform Products

(representative list)

Cerberus

•     Unmanned, self-powered, integrated perimeter surveillance platform

•     Integrated sensor suite can include infrared or visible light cameras, ground surveillance radar, video motion detection and unattended ground sensors

•     Wireless local area network

•     Multiple towers can be networked to central location for complete perimeter coverage

•     Short, medium, long and ultra-long range configurations for coverage of full spectrum

Cerberus MSS

•      Vehicle mounted mobile integrated perimeter surveillance platform

•      Integrated sensor suite can include infrared or visible light cameras, ground surveillance radar, video motion detection and unattended ground sensors

•      Short, medium, long and ultra-long range configurations for coverage of full spectrum

•      Multiple vehicle options

SkyWatch

•      Manned surveillance and deterrence platform

•      Options include thermal camera, radar, spotlights, ballistic resistance and ground sensors

•      Lifts line-of-sight to above a second story roof line

•      Generator or solar power options

Solutions

We design, develop and deploy security operating systems and video networking systems. In addition to providing platforms for our sensors and surveillance technologies, we offer open-source software systems that are scalable and specifically designed to support or integrate with our advanced sensors and hundreds of third-party devices.

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

CohesionIF™ is a uniquely flexible and adaptable sensors integration framework that allows the breadth of ICx CBRNE sensors to be integrated into standard command and control software systems. By integrating CBRNE sensor alarms, security officials are able to see all threats to their facility detected by our CBRNE sensors through a common operating picture.

Our PureActiv® surveillance system combines interactive geographical information systems (“GIS”), advanced video analytics, and a robust and open system architecture to maximize system effectiveness and interoperation with third-party cameras, CCTV systems, intrusion sensors, access control, and alarm management systems. The leading edge command and control platform is enhanced with advanced video management and leading edge analytical capability substantially reducing human error and increasing scalability of advanced security systems. Our PureActiv platform is tried and tested in security installations ranging from military bases, sea ports, air ports, cruise ships and parking lots.

SceneAnalyzer™ is designed to transform basic surveillance cameras into intelligent sensors using advanced digital signal processing (“DSP”). Its stand-alone design enables it to read, evaluate, and react to digital and/or analog video feeds for motion of interest without user intervention.

We also incorporate the technology used in our security operating systems into non-security solutions, such as supervisory and control systems used to monitor electric utility networks. Government transportation agencies also use our video networking software to monitor and control intelligent traffic systems. For example, our advanced fog warning and detection system along a thirteen mile stretch on Highway 99 near Fresno, California relies on ICx sensor fusion software and will leverage solar and green power technologies to support the system. ICx also designs, implements, operates and maintains enhanced regional traveler information systems. These systems utilize advanced software communications to tie together a multitude of varied sensor and device outputs. Furthermore, by utilizing so-called green technologies in intelligent transportation systems, ICx has been able to decrease the cost of ownership for these systems while maintaining effectiveness. Some components of these systems include light sources that require less power, maximizing communications pathways and installing solar panels for clean power generation. Our technologies are also being used in advanced signal processing and in telecommunications, including turnable filters and other components for optical signal processing.

ICx Solutions Products

(representative list)

Software

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

•     Vendor agnostic

•     Supports over 550 types of equipment sold by mainstream vendors

StarWatch

•     Suite of security system options for intelligent sensor network and access control

•     Scalable from small stand-alone through fully-integrated, wide-area PC-based networked systems

•     Supports composite access and alarm monitoring with full workstation performance

•     Supports closed circuit television, video badging and video verification options and biometric access controls

•     Supports all major communications systems

•     Compatible with a wide range of cameras, radars and chemical, biological, radiological and nuclear sensors

CohesionIF

•     Integration of ICx and third-party sensors with existing security infrastructure and GUIs

•     Data from wide range of device types collected under single interface

•     Built-in understanding and processing of data

•     Software engine based on Microsoft® .NET technology

PureActiv®

•     Geographic map based command and control user interface

•     Wide-area surveillance and perimeter intrusion detection

•     All features accessible from a web browser and PDA

•     Advanced scene analysis turns cameras into object detection and tracking sensors

SceneAnalyzerTM	• Intelligent perimeter object detection and tracking • Stand alone operation • Point and click PTZ camera control • Available in a circuit card assembly (“CCA”) form factor

Intelligent Transportation Systems

Professional Design Services

•     Develop and implement turnkey solutions for a full range of ITS and transportation applications

•     Traffic engineering

•     Transportation planning

•     Development and implementation

•     Project and program management

Cameleon ITS

•     Command and control software for intelligent transportation systems

•     Scalable and flexible for large video sharing projects

•     Customizable off-the-shelf software for lane control, event management, signage, congestion warning, parking management, bridge and tunnel security, incident detection and management and vehicle access systems

•     XML data transfer engine for integration with third-party traffic management systems and advanced traveler information systems

Customers

We sell our products, systems and services to a broad base of federal, state and local government customers, to all branches of the U.S. military, foreign militaries and to private sector businesses both in the United States and internationally. We sell directly through our internal sales force to agencies of the U.S. government, such as the U.S. Department of Homeland Security (DHS), the U.S. Department of Defense (DoD), the U.S. Department of Energy (DoE), U.S. Customs & Border Protection (Border Patrol), the U.S. Transportation Security Administration (TSA), Federal Bureau of Investigation (FBI), National Aeronautics and Space Administration (NASA), U.S. Secret Service, U.S. Coast Guard, as well as agencies of various state and local governments in the United States, such as the New York Police Department (NYPD), California Department of Transportation (CALTRANS) and Orange County Transportation Authority (OCTA). We are also beginning to sell our products directly to private sector customers such as Federal Express Corporation, The Walt Disney Company and the international airports serving the city of Houston, Texas and its surrounding communities. For the years ended December 31, 2008 and 2007, no single customer other than the U.S. government accounted for over 10% of our revenue.

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

Sales and Marketing

We sell our products worldwide through our direct sales force, sales representatives, value added resellers and system integrators. We sell many of our products and services to a broad range of customers in both the government and commercial sectors through our internal sales force. We have hired sales and marketing personnel from companies in the security industry, including General Electric Company, Johnson Controls, Inc., Smiths Detection and Thermo Fisher Scientific Inc. In the years ended December 31, 2008 and 2007, our direct sales represented approximately 71% and 62%, respectively, of our revenue.

Some of our products are designed as components or sub-systems that are sold to value added resellers or system integrators for incorporation into their products and systems. For example, we provide firmware and electronics for thermal cameras, video-integration software for security command centers, access control software and firmware for building-wide military security systems, bio-samplers for first-responder bio-alarms, spectrum analyzers and data multiplexers for radiation portals, and laser diodes for medical lasers. The value-added-resellers and system integrators that we sell products to include The Boeing Company, DRS Technologies, Inc., General Dynamics, Inc., General Electric Company, Honeywell International, Inc., Johnson Controls, Inc., Motorola, Inc., Northrop Grumman Corp., Raytheon Company, SAIC, Inc. and Thermo Fisher Scientific Inc. In the years ended December 31, 2008 and 2007, our sales through value-added-resellers and system integrators represented approximately 29% and 38%, respectively, of our revenue.

We sell products through our various operating units. While some of our customers purchase products from more than one operating unit, we intend to further coordinate joint sales and marketing activities in the future. For example, we intend to continue to focus on marketing integrated platforms that combine two or more products, such as mobile surveillance towers integrated with thermal cameras, millimeter wave band radar and other products supplied by our various operating units networked together through our software solution.

We also sell our products internationally. In the years ended December 31, 2008, 2007 and 2006, sales to customers located outside of the United States accounted for approximately 13%, 13% and 16%, respectively, of our revenue. See also “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Segment Information”. We intend to expand our direct international sales force or engage new distributors to target international customers and to take advantage of our business and relationships through our subsidiaries in Canada and Germany. Many security technologies require export licenses before they can be exported from the United States. Obtaining those licenses can be time consuming and expensive. We intend to continue to seek export licenses for appropriate technologies and to develop additional expertise in obtaining these licenses expeditiously and efficiently. We cannot assure you, however, that we will be successful in obtaining export licenses for key technologies because the U.S. Department of State and the U.S. Department of Commerce have broad discretion to delay or prevent the exportation of security technologies. See “Business—Regulatory” and “Risk Factors—Risks Associated with Government Contracts and Regulation.”

Backlog

At December 31, 2008 and 2007, we had total funded backlog of $94 million and $44 million, respectively. Funded backlog represents orders that have been received for products, contract research and development, or other services for which a contractual agreement is in place and an order has been executed. Substantially all of our funded backlog is expected to be recognized within twelve months. In addition to funded backlog, we also had unfunded backlog of approximately $508 million and $200 million at December 31, 2008 and 2007, respectively. Unfunded backlog primarily represents contracts with indefinite quantities, contracts that are subject to renewal options and contracts for which government agencies have not yet executed an order, such as our $711 million J2 program for which we have made assumptions as to the unfunded backlog that could reasonably be expected. The timing of firm orders, if any, from unfunded backlog may vary according to the life of the contracts. Such contracts generally have lives that range from one to five years.

Technology

Our key technological strengths fall into four principal categories:

•	developing, purifying and assembling new sensing materials;

•	developing technologies to enable compact design of analytic instruments;

•	developing technologies to facilitate the sensing and projection of power at different electromagnetic wavelengths; and

•	developing software technologies for devices and networks.

Sensing materials

Our sensors use new materials with novel characteristics, such as innovative semiconductors, crystals, polymers, reagents and other recently developed materials. These new materials are extraordinarily sensitive. Some of the materials respond to trace exposures of specific chemical compounds, such as explosives, nerve agents, or biological proteins. Other new materials respond to low-intensity radioactive emissions or particular types of electromagnetic energy, such as specific bands of infrared light. Many of these materials did not exist a few years ago or could not be sufficiently purified or economically assembled into functional structures. These new materials are now the key starting point in our development of extremely compact sensors, imagers and detectors.

In order to transform these materials into sensors, imagers and detectors, we must ensure that these materials are precisely powered. We have sought technologies that incorporate innovative, compact and high-speed electrical circuits, amplifiers, power supplies, communications interfaces and embedded operating systems. Many of the emerging security threats are so diffuse, or move so quickly, that even the best conventional sensors often give off signals with significant static that can be difficult to interpret. We embed sophisticated software into our products that helps separate static from the signal.

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

Our chemical detectors incorporate advanced technologies to enable accurate and sensitive detection in the field in real time. Our Fido explosive detector incorporates a unique amplifying fluorescent polymer, which we use under an exclusive license from the Massachusetts Institute of Technology. This unique material dramatically increases the signal strength of the molecules of interest, allowing Fido to achieve detection sensitivities as low as 100 parts per quadrillion. Besides the amplifying fluorescent polymer technology, our other chemical detectors incorporate enzyme-based detection, gamma spectroscopy and a number of other different technologies.

Our photonic crystal technology allows precise tuning of the wavelength of infrared light emitted or absorbed by a silicon surface. Our SensorChip product implements this technology in a micro-electro-mechanical system (MEMS). The SensorChip enables the single-chip gas sensors that are used to detect potentially dangerous gases, such as methane.

Compact design

Our products perform sophisticated, laboratory-quality analyses yet offer these capabilities in rugged, compact packages suitable for use in extreme field conditions. These achievements are made possible my implementing advanced design concepts. Our various biosensors incorporate a small and efficient air sampler that serves as the front end for our ultraviolet fluorescence interrogation and amplifying fluorescent polymer technologies. Our AirSentinel uses deep-ultraviolet light-emitting diodes (LEDs) to interrogate samples. Biological proteins fluoresce under this form of deep-ultraviolet illumination, essentially creating a “biological smoke alarm”. This unique light source is extremely compact, can be powered by a battery, and allows broad economical deployment of this highly efficient detector.

Our enzyme-in-polymer technology enables us to turn laboratory test protocols and agents into field test kits for a wide range of chemical and biological materials. We are currently completing development of a spray-on formulation using this technology that can indicate the exact location of any contamination, or confirm that decontamination efforts have succeeded.

Mass spectrometry is uniquely sensitive and accurate, and is the standard laboratory technology for detecting, differentiating and identifying trace levels of chemical compounds in complex chemical environments. All conventionally designed units, however, are much too large and cumbersome to be deployed outside of a laboratory. By contrast, our miniaturized units incorporate unique cylindrical ion trap technology developed at Purdue University, which we use under exclusive license. This technology has allowed us to build the first truly miniaturized, portable mass spectrometer capable of multiple stages of analysis. The cylindrical ion trap design requires smaller vacuum systems and lower power electronics than those used in conventional systems. Software incorporated into the product provides instrument control and data analysis and allows end-users to customize operation to address specific applications.

Sensing and projecting power at different electromagnetic wavelengths

Our surveillance products sense and project power across a range of electromagnetic wavelengths to enable more detailed surveillance and quicker response. We are a world leader in developing devices and surfaces that allow the tuning of infrared emission, absorption and transmission.

We believe that we have developed the first commercial ground-level surveillance radar to operate in the very high frequency millimeter wave bands. Conventional radar systems operate at much lower frequencies, and are less able to discern small, slow and soft targets. Millimeter wave band radar poses substantial technical challenges, requiring fundamentally different signal processing and data analysis, and optimal design of all key components, such as antennas, electrical circuitry, firmware and software. We combine these proprietary circuits with real-time operational and signal processing software. Our millimeter wave band radar technology improves image resolution by fourfold or more over conventional microwave radar, and penetrates light rain, fog and smoke—conditions that often interfere with infrared technologies. Advanced software algorithms provide object recognition and can control and direct visible and infrared cameras to point toward radar-identified targets.

Our infrared technology consists of the key image processing electronics and software to rapidly transform the latest infrared detectors into functioning products. Our pan-and-tilt, forward-looking units operate in wavelengths that readily pass through fog and dust and in the eight to twelve micron spectral range—the infrared band in which humans and animals radiate much of their heat. Our versatile software is incorporated on a modular, scalable, flexible and fully programmable electronics card set that can be used with many detectors. This card set can be readily adapted to interface with new and higher resolution detectors as they are developed by third-party vendors. Our cameras can be easily customized to customer specifications.

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

Intellectual Property

We rely on our patents, trade secret laws, contractual provisions, licenses, copyrights, trademarks and other proprietary rights to protect our intellectual property. Our Detection segment has 86 issued or pending patents and 18 provisional patents. Our Surveillance segment has 8 issued or pending patents. We cannot guarantee that our pending patent applications will be approved. We focus our patent efforts in the United States and, when justified by cost and strategic importance, we file corresponding foreign patent applications in foreign jurisdictions.

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

Research and Development

In 2008, 2007 and 2006, we invested approximately $21.8 million, $20.6 million and $14.5 million, respectively, for internally funded research and development activities and have recognized revenue of approximately $40.9 million, $30.7 million and $25.7 million, respectively, under contracts which provide external funding to conduct research and development, respectively.

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

Manufacturing

We manufacture components and products at 13 facilities in the United States and at our facilities in Canada and Germany. We generally conduct the specialized manufacturing that is specific to our technology and core expertise, such as polymer and chemical synthesis, and perform final assembly and quality assurance testing at our own facilities. We seek to avoid any single-supplier dependence, and have identified, or are in the process of identifying, qualified alternative suppliers of critical components. We typically outsource to unaffiliated third parties mold fabrication and plastics injection molding, most circuit board manufacturing and assembly, antenna manufacturing, optics manufacturing, wiring of certain electronic systems and other more routine operations. Unaffiliated third parties also supply specific components of some of our products, such as electrical components and detectors for infrared cameras. While our customers define the performance criteria or characteristics of our products, we have established internal procedures for final test and calibration of key devices and components, and in some cases the calibration process itself is a core, proprietary technology.

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

Employees

As of December 31, 2008, we had 833 employees, of which 675 were located in the United States, 98 were located in Canada and 60 were located in Germany. As of December 31, 2008, approximately 562 of our employees were primarily engaged in engineering, research and development and production, approximately 121 of our employees were primarily engaged in sales and marketing, and approximately 150 of our employees were primarily engaged in operations, general and administration, quality assurance and customer service.

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

Additional Information

We file registration statements, periodic and current reports, proxy statements, and other materials with the Securities and Exchange Commission (SEC). You may read and copy any materials we file with the SEC at the SEC’s Office of Public Reference at 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a web site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including our filings. Other than the information expressly set forth in this Form 10-K, the information contained or referred to on our website is not part of this annual report. We make available, free of charge, through the investor relations section of our website (www.icxt.com), our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. The contents of our website are not incorporated into, or otherwise to be regarded as part of this Form 10-K.

Item 1A.	RISK FACTORS

Risks Related to Our Operations and Corporate Structure

Our future performance may be difficult to predict due to the nature of our business.

Most of our business is based on acquisitions that we have completed since June 2005. We may encounter new or unexpected difficulties in our future operations or fail to achieve expected benefits from these acquisitions. We may also have difficulty forecasting our future results because our business is affected by fluctuations in demand for our products, including fluctuations caused by new security threats, new products introduced by our competitors, delays, cancellations or variations in orders from U.S. governmental customers due to the change in Presidential Administration, a change in governmental policy or a shift in governmental priorities and other customer order variations or cancellations. If we underestimate demand and build too little inventory, we could lose sales opportunities and disappoint customers. If we overestimate demand and build too much inventory, we could consume working capital unnecessarily and experience inventory write-offs.

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

Agencies and departments of the U.S. government account for a substantial portion of our revenues from product sales and substantially all of our revenues from research and development contracts. We and other U.S. defense contractors have benefited from an upward trend in overall U.S. defense spending in the last few years and are counting on significant revenues from U.S. government contracts for the foreseeable future. This trend continued with the former President’s budget request for fiscal year 2009, which reflected the continued commitment to modernize the Armed Forces and sustain current capabilities while prosecuting the war on terrorism. However, U.S. government programs are limited by budgetary constraints and are subject to uncertain future funding levels that could result in the termination of programs. Future defense budgets and appropriations for our programs and contracts may be affected by differing priorities of the new Administration, including budgeting constraints stemming from the economic recovery and stimulus plans. A decline in security-related government spending, or a shift away from our offerings or programs that we address, could hurt our sales, put pressure on our prices and reduce our revenues and margins.

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

We rely on a substantial portion of our revenues on contracts in which we act as a subcontractor to other contractors, typically prime contractors and system integrators who sell directly to government agencies or private customers. For the fiscal years ended December 31, 2008, 2007 and 2006, we derived approximately 29%, 38% and 31%, respectively, of our revenues from these contracts. We expect to continue to depend on these relationships for a significant portion of our revenues in the foreseeable future. Our sales will suffer if these contractors and system integrators fail to compete successfully against their competitors, if government agencies cut relevant spending, or if these contractors and system integrators purchase products from our competitors, or develop competing products of their own, or reduce their purchases from us for other reasons. Our ability to sell to customers who prefer to work with large system integrators will depend on our ability to develop and maintain strong relationships with the large system integrators.

If we do not successfully expand our direct sales and service organizations and partnering arrangements, we may not be able to increase our sales or adequately support our customers.

We sell substantially all of our services and license substantially all of our products through our direct sales organization. Our future success depends on substantially increasing the size and scope of our direct sales force and partnering arrangements, both domestically and internationally. We expect to face intense competition for personnel and we cannot guarantee that we will be able to attract, assimilate or retain additional qualified sales personnel on a timely basis. Moreover, given the large-scale deployment required by some of our customers, we anticipate the need to hire and retain a number of highly-trained customer service and support personnel. We cannot guarantee that we will be able to increase the size of our customer service and support organization on a timely basis to provide the high quality of support required by our customers. Failure to add additional sales and customer service representatives could result in our inability to increase sales and support our customers.

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

We conduct some of our business with and through companies located outside the United States. We also have manufacturing facilities in Germany and Canada. As a result of our international operations and sales, we face a number of challenges, including:

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

We have incurred significant operating losses since our inception. We had consolidated operating losses of approximately $26.9 million in 2008, $36.4 million in 2007 and $113.1 million in 2006. As of December 31, 2008, we had an accumulated deficit of $204.5 million. Although we believe our operating expenses will begin to stabilize or slightly decrease in 2009 compared to previous years as we continue to gain efficiencies in the overall integration of our business units and further cost control, we cannot provide assurance that we will be successful in doing so. Additionally, we have taken steps to scale back certain aspects of our commercial sales and marketing activities.

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

Several of our officers and directors may have divided responsibilities which could divert management time and create potential conflicts of interest.

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

Wexford and its affiliates beneficially own and control approximately 63% of our outstanding common stock as of the date of this Annual Report. Wexford is able to exercise control over matters requiring stockholder approval, including the election of directors, changes to our charter documents, mergers, corporate control contests and other significant corporate transactions. As long as this concentration of ownership persists, it is unlikely that any other holder or group of holders of our common stock will be able to affect the way we are managed or the direction of our business. The interests of Wexford could conflict with the interests of our other stockholders. This concentration of ownership could also discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, or could otherwise delay or prevent a change in control transaction or other business combination, which could in turn have an adverse effect on the market price of our common stock.

We may divest assets to reflect changes in our strategy.

From time to time, we have divested businesses and assets which we have determined no longer fit our strategy. For example, we sold three businesses in 2007. We may undertake divestiture transactions when we believe there is a financial or strategic benefit to us in doing so. Such divestitures, should they occur, may result in losses. There may also be risks, costs and liabilities that we incur or retain in connection with these divestitures. We may be unable to successfully divest non-strategic assets and, if we incorrectly evaluate the strategic fit and valuation of divested businesses or assets, we may forego opportunities that would otherwise have benefited our business.

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

Compliance with the Sarbanes-Oxley Act of 2002 and related requirements is costly and places a burden on our management. During the year ended December 31, 2008, we documented, reviewed and where appropriate improved our internal controls and procedures in conjunction with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires a management assessment of the effectiveness of our internal control over financial reporting. Beginning with this Annual Report on Form 10-K for the year ended December 31, 2008, we are required to conduct an annual evaluation of our internal control over financial reporting and include a management report on our internal control over financial reporting. Beginning with our Annual Report on Form 10-K for the year ended December 31, 2009, we are also required to include a report by our independent registered public accounting firm addressing the effectiveness of our internal controls over financial reporting. Any failure to maintain an effective system of internal controls and comply with Section 404 of the Sarbanes-Oxley Act of 2002, or any other problems with our financial systems or internal controls, could result in delays or inaccuracies in reporting financial information or failure to comply with SEC reporting and other regulatory requirements, any of which could adversely affect our business and stock price.

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

There can be no assurances that our backlog estimates will result in actual revenues in any particular fiscal period because our clients may modify or terminate projects and contracts and may decide not to exercise contract options. Our backlog represents sales value of firm orders for products and services not yet delivered and, for long term executed contractual arrangements (contracts, subcontracts, and customer commitments), the estimated future sales value of estimated product shipments, transactions processed and services to be provided over the term of the contractual arrangements, including renewal options expected to be exercised. For contracts with indefinite quantities backlog reflects estimated quantities based on current activity levels. Our backlog includes estimates of revenues the receipt of which require future government appropriation, option exercise by our clients and/or is subject to contract modification or termination. At December 31, 2008, our funded backlog approximated $94 million, the majority of which is estimated to be realized in the following twelve months.

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

Our plans for financing are subject to the uncertain condition of financial markets.

Our ability to obtain additional financing on commercially favorable terms, or at all, is subject to the changing conditions of the financial markets, some of which have been negatively impacted by the ongoing global economic contraction and the reduced ability to obtain debt and equity financing. The potential inability to obtain financing at all may limit our ability to pursue further acquisitions, to fund operating losses and investments in research and product development, production facilities and sales infrastructure, and to provide additional working capital for our businesses.

A portion of our business depends on the availability of performance and payment bonds.

In some markets, our customers may require us to obtain performance and payment bonds. Our ability to enter into performance or payment bonds is subject to uncertain conditions in insurance markets, some of which have been negatively impacted by the ongoing global economic contraction. The potential inability to obtain bonding on commercially reasonable terms or at all may limit our ability to pursue business where bonding is a customer requirement. In some cases it may be necessary to pledge cash or other collateral in connection with obtaining a bond. Pledged cash or collateral may become temporarily or permanently unavailable, resulting in a loss.

Recent economic developments may adversely affect our business, financial condition and results of operations

Current uncertainty in global economic conditions poses a risk to the overall economy and could result in changes in the priorities and timing of spending by our government and commercial customers that are difficult to anticipate. If demand for our products and services decreases due to such changing priorities, we may be required to record an impairment on our long-lived assets, which are primarily comprised of intangible assets, which would increase our expenses. Changes in demand for our products, and changes in our customers’ product needs, could have a variety of negative effects on our competitive position and our financial results, and, in certain cases, may reduce our revenue, increase our costs, lower our gross margin percentage, or require us to recognize impairments of our assets.

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

There are inherent risks in contracting with the U.S. government. The U.S. government can typically terminate, reduce orders under or otherwise modify any of its contracts with us for its convenience (i.e. without cause) whether or not we have failed to perform under the terms of the applicable contract. In such case, the government would not be required to pay us for the lost profits for the unperformed work. A termination arising out of our default could expose us to liability and harm our ability to compete for future contracts and orders. In addition to unfavorable termination provisions, our U.S. government contracts and related regulations contain provisions that allow the U.S. government to unilaterally suspend us from receiving new contracts pending resolution of alleged violations of procurement laws or regulations, reduce the value of existing contracts, issue modifications to a contract and control and potentially prohibit the export of our services and associated materials. U.S. government contracts may also be terminated if Congress fails to provide funds for the contract.

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

Risks Related to Our Common Stock

The price of our common stock may be volatile and we cannot assure you that the price of our shares will not decline.

The market price of our common stock may fluctuate substantially due to a variety of factors, many of which are beyond our control, including:

•	political, military and security developments in the United States and worldwide;

•	the development of fundamentally new detection, surveillance, active denial and systems and software technologies;

•	general and industry-specific economic conditions;

•	changes in financial estimates or recommendations by securities analysts;

•	sales of our common stock or other actions by investors with significant shareholdings; and

•	general market conditions, including the economic contraction and widespread deleveraging.

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

Sales of a large number of shares of our common stock in the public market, or the availability of a large number of shares for sale, could adversely affect the market price of our common stock and could impair our ability to raise funds in subsequent stock offerings. As of December 31, 2008, we had 34,422,765 shares of common stock outstanding and our amended and restated certificate of incorporation authorizes us to issue 250,000,000 shares of common stock. Substantially all of our outstanding shares of common stock are now freely tradable subject to volume and other limitations under Rule 144 of the Securities Act in the case of stockholders who are our “affiliates”. As of December 31, 2008, we had options to purchase a total of 2,950,127 shares outstanding, of which 2,737,127 were vested. In addition, as of December 31, 2008, we had a total of 710,470 shares of unvested restricted stock awards and restricted stock units, and warrants to purchase 375,000 shares of our common stock outstanding. At December 31, 2008, we had an additional 32,821,836 shares available for share-based awards under our stock based compensation plans. The price of our common stock could decline if there are substantial sales of our common stock or if a large number of shares of our common stock are available for sale.

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

In addition to Wexford Capital LLC’s and its affiliates’ ownership of a majority of our common stock, our certificate of incorporation and by-laws and Delaware law contain provisions that could delay or prevent a change in control of our company that stockholders may consider favorable. These provisions include the following:

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

Our corporate headquarters comprises approximately 7,692 square feet of space located in Arlington, Virginia. We use this property for corporate, administrative, business development, and other general business needs. We also lease the following facilities:

Location	Ownership	Facilities	Segment
2240 William Pitt Way, Pittsburgh, PA	Leased	Approximately 10,531 square feet of office and laboratory space	Detection

U-PARC Building A11 William Pitt Way, Pittsburgh, PA	Leased	Approximately 600 square feet of manufacturing space	Detection

262 B Old New Brunswick Road, Piscataway, NJ	Leased	Approximately 31,345 square feet of office and manufacturing space	Solutions

515 Cooper Commerce Drive, Apopka, FL	Leased	Approximately 15,200 square feet of office, research and manufacturing space	Surveillance

40 Terrill Park Drive, Unit 01-06, Concord, NH	Leased	Approximately 3,710 square feet of office, research and manufacturing space	Surveillance

505 Coast Blvd South, La Jolla, CA	Leased	Approximately 17,703 square feet of office and research space	Detection

3000 Kent Avenue, West Lafayette, IN	Leased	Approximately 12,362 square feet of office and research space	Detection

4 Federal Street, Billerica, MA	Leased	Approximately 20,000 square feet of office and manufacturing space	Detection

1001 Menaul Blvd NE, Albuquerque, NM	Leased	Approximately 10,914 square feet of office and research space	Detection

141 NW C Street, Grants Pass, OR	Leased	Approximately 6,699 square feet of office and research space	Detection

105 Forest Parkway, Suite 400, Forest Park, GA	Leased	Approximately 9,897 square feet of office space	Surveillance

5324 Georgia Highway 85, Suite 300, Forest Park, GA	Leased	Approximately 27,000 square feet of office and manufacturing space	Surveillance

US Highway 19 South, Route 2, Box 57, Ellaville, GA	Leased	Approximately 34,000 square feet of office, manufacturing and storage space	Surveillance

1024 S Innovation Way, Building 1, Stillwater, OK	Leased	Approximately 8,000 square feet of research space	Detection

1024 S Innovation Way, Building 2, Stillwater, OK	Leased	Approximately 20,000 square feet of research space	Detection

1110 S Innovation Way, Stillwater, OK	Leased	Approximately 7,834 square feet of office and manufacturing space	Detection

Location	Ownership	Facilities	Segment
712 Eastgate, Stillwater, OK	Leased	Approximately 4,416 square feet of office, manufacturing and storage space	Detection

215 First Street, Cambridge, MA	Leased	Approximately 15,471 square feet of laboratory space	Detection

800 Research Parkway, Oklahoma City, OK	Leased	Approximately 12,674 square feet of research space	Detection

2075 W Pinnacle Peak Road, Phoenix, AZ	Leased	Approximately 2,642 square feet of office space	Solutions

2400 Belmar Blvd, Wall, NJ	Leased	Approximately 3,600 square feet of office space	Solutions

8900 E Chaparral, Scottsdale, AZ	Leased	Approximately 15,539 square feet of office and research space	Surveillance

100 Midland Road, Oak Ridge, TN	Leased	Approximately 10,500 square feet of office and research space	Detection

102 Midland Road, Oak Ridge, TN	Leased	Approximately 17,500 square feet of research and manufacturing space	Detection

208 Business Center Drive, Reisterstown, MD	Leased	Approximately 2,700 square feet of research and office space	Detection

28120 U.S. Highway 281 North, Suite 102, San Antonio, TX	Leased	Approximately 680 square feet of office space	Solutions

101 East Main Street, Suite 209, Monroe, WA	Leased	Approximately 1,200 square feet of office space	Solutions

Seven Waterfront Plaza, Suite 400, 500 Ala Moana Blvd, Honolulu, HI	Leased	Approximately 303 square feet of office space	Solutions

14 East 33rd Street, Unit 3N, New York, NY	Leased	Approximately 3,000 square feet of office space	Solutions

3440 Francis-Hughes, Laval, Quebec, Canada	Leased	Approximately 9,357 square feet of research, manufacturing and office space	Surveillance

4218 Commerce Circle, Victoria, British Columbia, Canada	Leased	Approximately 10,112 square feet of office space	Solutions

131 Water Street, Vancouver, British Columbia, Canada	Leased	Approximately 2,577 square feet of office space	Solutions

Piepersberg 12, Solingen, Germany	Leased	Approximately 27,476 square feet of office space	Detection

While we believe that these facilities are adequate to meet our immediate needs, it may become necessary to secure additional space in the future to accommodate any future growth. We believe that such additional space will be available as needed in the future on commercially reasonable terms.

Item 3.	LEGAL PROCEEDINGS

From time to time, we are involved in various routine legal proceedings and claims. We cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty. Nevertheless, we believe that the outcome of these proceedings, even if determined adversely, would not have a material adverse effect on our business, financial condition and results of operations.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on The NASDAQ Global Market (NASDAQ) under the symbol “ICXT.”

The quarterly high and low sales prices of our common stock on NASDAQ from November 7, 2007, the date of our initial public offering (IPO), through December 31, 2008 were as follows:

	High	Low
2007:
Fourth quarter (from date of IPO)	$15.50	$7.91
2008:
First quarter	$9.69	$3.81
Second quarter	$7.89	$4.42
Third quarter	$8.75	$6.72
Fourth quarter	$9.24	$5.53

The closing market price of our common stock on March 27, 2009 was $4.51 per share.

See “Risks Related to Our Common Stock” in Item 1A.

Holders

As of February 28, 2009, we had approximately 644 stockholders of record.

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

The stock performance graph was plotted using the following data:

	Nov 7, 2007	Dec 31, 2007	Feb 29, 2008	Apr 30, 2008	June 30, 2008	Aug 31, 2008	Oct 31, 2008	Dec 31, 2008
ICx Technologies, Inc.	100.00	60.13	47.44	37.75	45.63	51.44	51.13	49.44
Russell 2000 Index	100.00	98.72	88.43	92.30	88.88	95.30	69.27	64.37
Nasdaq Composite	100.00	96.49	82.64	87.78	83.42	86.13	62.61	57.37

Use of Proceeds from Public Offering of Common Stock

In November 2007, we completed our initial public offering (IPO) pursuant to a registration statement on Form S-1 (Registration No. 333-145135) which the U.S. Securities and Exchange Commission declared effective on November 7, 2007. Under the registration statement, we registered the offering and sale of an aggregate of 5 million shares of our common stock. The offering did not terminate until after the sale of all of the shares registered on the registration statement. All of the shares of common stock issued pursuant to the registration statement were sold at a price to the public of $16.00 per share. The managing underwriter was Lehman Brothers Inc.

As a result of our IPO, we raised a total of $72.7 million in net proceeds after deducting underwriting discounts and commissions of $5.6 million and offering expenses of $1.7 million from the effective date of the IPO. On November 14, 2007, we used $7.1 million of our proceeds to repay a note payable and accrued interest to DP1, LLC. Also, following our IPO we paid off subsidiary debt totaling approximately $1.5 million. In 2008, we used approximately $3.0 million of our proceeds to acquire S3I, LLC and approximately $13.5 million for working capital purposes. At December 31, 2008, $8.4 million of IPO proceeds were held in escrow as collateral under a performance bond. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates. We anticipate that we will use the remaining net proceeds from our IPO for working capital and other general corporate purposes, including to finance our growth, expand our sales and marketing organizations, develop new products, fund capital expenditures, or to expand our existing business through acquisitions of other businesses, products or technologies that are complementary to our business. At this time, we do not have agreements or commitments for acquisitions. Pending such uses, at December 31, 2008, we had the approximately $26.8 million remaining net proceeds from the IPO invested in funds that invest in government securities. There has been no material change in the planned use of proceeds from our IPO as described in the final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b).

Issuer Purchases of Equity Securities

During the period October 1, 2008 to December 31, 2008, we purchased the following shares:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31	4,367	(1)	$8.35	N/A	N/A
November 1-30	16,954	(1)	$7.79	N/A	N/A
December 1-31	2,637	(1)	$7.47	N/A	N/A

(1)	As part of our restricted stock plan, we offer employees the opportunity to make required tax payments with cash or through a net share settlement. For employees choosing net share settlement, we make required tax payments on behalf of employees as their stock awards vest and then withhold a number of vested shares having a value on the date of vesting equal to the tax obligation. The shares withheld were recorded as treasury shares.

Item 6.	SELECTED CONSOLIDATED FINANCIAL DATA

You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.

We derived the consolidated statement of operations data for the years ended December 31, 2008, 2007 and 2006, and the consolidated balance sheet data as of December 31, 2008 and 2007 from our audited consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K. We derived the consolidated statement of operations data for the years ended December 31, 2005 and 2004 and the consolidated balance sheet data as of December 31, 2006, 2005 and 2004 from our audited consolidated financial statements and related notes which are not included in this Annual Report. We have completed a number of acquisitions over the last four fiscal years, each of which was accounted for as a purchase transaction, which may affect year-over-year comparisons of our consolidated summary financial data. See a description of such acquisitions fully described in Note 3, “Business Combinations and Related Intangibles” in the notes to our consolidated financial statements.

	ICx
	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Consolidated
Revenue	$171,739	$136,161	$90,160	$31,400	$3,057
Cost of revenue	100,564	74,196	50,012	17,591	2,362

Gross profit	71,175	61,965	40,148	13,809	695
Products
Revenue	$90,877	$90,917	$59,341	$20,439	$929
Cost of revenue	43,428	42,993	31,329	11,203	1,086

Gross profit	47,449	47,924	28,012	9,236	(157)
Contract research and development and services
Revenue	40,887	30,698	25,694	10,436	2,128
Cost of revenue	29,339	20,640	15,840	6,135	1,276

Gross profit	11,548	10,058	9,854	4,301	852
Custom, service, maintenance and other
Revenue	39,975	14,546	5,125	525	—
Cost of revenue	27,797	10,563	2,843	253	—

Gross profit	12,178	3,983	2,282	272	—
Operating expenses
Research and development	21,756	20,619	14,501	4,957	1,969
% of total revenue	12.7%	15.1%	16.1%	15.8%	64.4%
Sales and marketing	30,156	24,066	17,679	3,524	859
% of total revenue	17.6%	17.7%	19.6%	11.2%	28.1%
General and administrative	32,551	39,786	37,745	11,265	1,312
% of total revenue	19.0%	29.2%	41.9%	35.9%	42.9%
Goodwill impairment loss	—	—	66,043	—	—
Depreciation and amortization	13,605	13,852	17,236	5,289	825
Acquired in-process R&D	—	—	—	2,300	—
Other	—	—	—	839	487

Total operating expenses	98,068	98,323	153,204	28,174	5,452

	ICx
	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Loss from operations	(26,893)	(36,358)	(113,056)	(14,365)	(4,757)
Interest income	998	833	371	126	21
Interest expense	(65)	(639)	(372)	(145)	(1)
Other, net	(92)	(381)	1,039	541	1,074

Loss before income taxes	(26,052)	(36,545)	(112,018)	(13,843)	(3,663)
Benefit from income taxes	(14)	(1,114)	(296)	(1,943)	—

Loss from continuing operations	(26,038)	(35,431)	(111,722)	(11,900)	(3,663)
Discontinued operations, net (1)	(903)	5,519	(15,766)	(2,852)	(1,386)

Net loss	(26,941)	(29,912)	(127,488)	(14,752)	(5,049)

Accretion on redeemable convertible preferred stock	—	8,402	9,480	5,562	—
Net income attributable to common stockholders	$(26,941)	$(38,314)	$(136,968)	$(20,314)	$(5,049)

Basic and diluted earnings per share	$(0.79)	$(2.85)	$(14.94)	$(6.63)	$—

Basic and diluted weighted average shares outstanding	34,096,488	13,425,549	9,166,761	3,064,756	—
Pro forma basic and diluted loss per share attributable to common stockholders (unaudited) (2)		$(1.03)	(4.99)
Pro forma basic and diluted weighted average shares outstanding (unaudited) (2)		29,150,986	25,526,458

Consolidated Balance Sheet Data:
Cash and cash equivalents	$38,782	$64,636	$7,236	$23,354	$1,493
Working capital	76,745	95,454	27,312	24,072	1,100
Total assets	219,298	231,830	184,248	267,469	17,377
Long-term debt, net of current portion	176	246	449	508	—
Redeemable convertible preferred stock	—	—	197,732	151,831	—
Stockholders’ equity (deficit)	$177,807	$198,404	$(51,507)	$77,811	$11,758

(1)	In 2007 and 2006, we realized a $2.2 million gain and a $3.1 million gain, respectively, on the sale of substantially all of the assets of a non-strategic operation owned by Nomadics, Inc., that was acquired in August 2005. In December 2006, we adopted a plan for the sale of three companies that did not align with our overall strategic plans. In February, March and April 2007, we sold Nuvonyx Europe, Harbinger Technologies Group, Inc. and Nuvonyx, Inc., respectively, pursuant to this plan. Loss from discontinued operations was $0.9 million, $1.3 million and $18.9 million in 2008, 2007 and 2006, respectively, which, in 2006, includes a $13.1 million impairment loss to write-down the carrying amounts of two of the discontinued companies to their estimated fair values less costs associated with the sale of the companies.
(2)	Gives effect to the conversion of our outstanding preferred stock to common stock on a one-for-one basis.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a leader in the development and integration of advanced sensor technologies for homeland security, force protection and commercial applications. Our proprietary sensors detect and identify chemical, biological, radiological, nuclear and explosive threats, and deliver superior awareness and actionable intelligence for wide-area surveillance, intrusion detection and facility security. By leveraging our technical expertise, ICx pioneers the integration of these advanced sensors into effective security and commercial solutions. We were incorporated in 2003, and our business was primarily formed through the acquisition of 18 companies. As more fully described below, we sold the non-strategic operations of three of our companies in 2007 and one company in 2006. On October 1, 2007, we acquired PureTech Systems, Inc. (PureTech) for $3.25 million in cash in a business combination accounted for as a purchase. The results of operations of PureTech were consolidated into our results beginning October 1, 2007. On May 31, 2008, we acquired S3I, LLC (S3I) for $3.5 million in cash and $2.3 million of assumed liabilities in a business combination accounted for as a purchase. The results of operations of S3I were consolidated into our results beginning June 1, 2008.

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

Our direct customers include federal agencies such as the U.S. Department of Homeland Security, U.S. Customs & Border Protection (Border Patrol) and the Transportation Security Administration, as well as various state and local governments and agencies, including the New York Police Department, the California Department of Transportation and the Orange County Transportation Authority. We also provide products, components and sub-systems to leading integrators in the security and defense industries who either resell our products or integrate them into comprehensive security installations for their end customers. The value-added-resellers and system integrators that we sell products to include The Boeing Company, Honeywell International, Inc., Northrop Grumman Corp., Raytheon Company, SAIC, Inc. and Thermo Fisher Scientific Inc. We also sell to military customers such as the U.S. Department of Defense, the U.S. Air Force, the U.S. Marines and the U.S. Army. We are also beginning to sell our products directly to private sector customers such as Federal Express Corporation, The Walt Disney Company and two international airports serving the city of Houston, Texas and surrounding communities. Due to the breadth and diverse nature of our product and technology portfolio and our ability to deliver solutions for a comprehensive range of critical security applications, the future success of our business is not dependent upon a single product, technology, customer or government program.

Our objective is to grow our business organically and through the acquisition of complementary companies. To achieve this objective, we plan to:

•	continue to develop and acquire next generation technologies to strengthen our technological leadership position;

•	continue converting our innovative technologies in our research and development pipeline into new products and platforms to pursue new market opportunities;

•	continue to provide integrated, single-source solutions that prevent a broad range of critical security threats;

•	continue to build and strengthen our direct sales force and expand our indirect and international sales channels to extend our geographic reach and market penetration;

•	leverage our existing intellectual property and infrastructure to expand our addressable markets and further accelerate our growth; and

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

Product Revenue. We were incorporated in 2003, and our business was formed through the acquisition of 18 companies. Many of these businesses were in the early stages of transitioning advanced technologies into products, integrating solutions and developing marketing and sales strategies. Beginning in 2005, we began to develop a more comprehensive sales and marketing structure to support our business segments. A key measure of our success is product revenue growth. Because our financial statements present the results of operations of acquired businesses from the date of acquisition, during periods in which we have significant acquisitions, we monitor revenue growth by comparing current periods against pro forma results of operations as if we had acquired the businesses as of the beginning of the prior comparable periods.

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

Description of Certain Factors Affecting our Revenue, Gross Profit and Operating Expenses

Product Revenue and Gross Profit. In our Detection segment, we primarily derive product revenue through the sale of a variety of chemical, biological, radiological, nuclear and explosive sensor products. In our Surveillance segment, we primarily derive product revenue from the sale of our integrated towers, our thermal imaging cameras, and radar products. In our Solutions segment, we primarily derive product revenue from the sale of our command and control advanced software products.

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

Custom, Service, Maintenance and Other Revenue and Gross Profit. We derive custom, service, maintenance and other revenue, in all of our segments, from training, installation and warranty contracts. Additionally, in our Surveillance and Solutions segments we derive revenue from customer product design and development services, and project management and technology integration services. Most of our custom product design and development service contracts and project management and integration service contracts are for a fixed price and revenue is recognized under the percentage of completion method. Revenue from training and installation contracts is recognized upon completion of services. Revenue under product maintenance and extended warranty contracts is generally recognized over the requisite service period. See “Critical Accounting Policies—Revenue Recognition—Custom, Service, Maintenance, and Other.”

Gross profit under fixed price custom product design and development service contracts and project management and integration service contracts is primarily impacted by the degree of accuracy in estimating the costs to complete our deliverables under those contracts. Because our product training, installation, maintenance and warranty contracts are generally based on standard services, we have historically recognized higher margins on those services than on our project management and integration services.

General and Administrative Expenses. General and administrative expenses represent the costs and expenses of managing and supporting our operations. We increased our general administrative expenses in 2007 and 2006 through the use of consultants and other professionals to complete certain accounting and legal functions. We also increased general and administrative expenses by hiring additional executive officers and advisors and in connection with our overall expansion of the business. In 2008, our general and administrative expenses began to decline as a result of our focused effort to eliminate redundancies in our operations, primarily through reductions in personnel. Beginning in 2009, we believe that our general and administrative expenses will begin to stabilize or slightly decrease compared to previous years as we continue to gain efficiencies in the overall integration of our business units and our efforts to control costs.

Selling and Marketing Expenses. Beginning in 2006 through the end of 2008, we increased our spending on sales, marketing and other related business development matters to support our early stage products and emerging technologies and to support anticipated future growth in our business. With the downturn in the economy in late 2008 and the continued uncertainty as we enter 2009, we have taken steps to scale back certain aspects of our commercial sales and marketing activities. Accordingly, we expect that our sales and marketing expense will decline in 2009.

Research and Development. In addition to external funding we receive and record as revenue from the U.S. government and other commercial entities for contract research and development activities, we also invest in research and development activities using our own internal funds in an effort to provide additional means for accelerating the development of new and enhanced product offerings and to expand our technological leadership. The costs of our internally funded research and development are included in our operating expenses. Beginning in 2006 and throughout most of 2008, we increased our spending on internally funded research and development activities and the integration of products and technologies among our reportable segments. One of our key objectives is to expand our market share by continuing to convert advanced technologies into products and single source integrated solutions. In 2008, we significantly increased our externally funded research and development and have significant backlog going into 2009. Accordingly, we anticipate our research and development expense will decline in 2009 as we utilize our technical resources on externally funded research and development activities.

Results of Operations—Comparison of December 31, 2008 and 2007

Total Company Comparison

	Year Ended December 31,
	2008	2007
	(dollars in thousands)
Product revenue	$90,877	$90,917
Gross profit %	52.2%	52.7%
Contract research and development revenue	40,887	30,698
Gross profit %	28.2%	32.8%
Custom, service, maintenance and other revenues	39,975	14,546
Gross profit %	30.5%	27.4%

Total revenue	$171,739	$136,161

Gross profit %	41.4%	45.5%

Operating loss excluding depreciation and amortization	$(13,288)	$(22,506)
Depreciation and amortization	13,605	13,852

Operating loss	$(26,893)	$(36,358)

Loss from continuing operations	$(26,038)	$(35,431)
Loss from discontinued operations, net	—	(1,302)
(Loss) gain on sale of discontinued operations, net	(903)	6,821

Net loss	$(26,941)	$(29,912)

Product Revenue and Gross Profit. Product revenue and gross profit as a percentage of revenue remained stable at $90.9 million and approximately 52%, respectively.

Contract Research and Development Revenue and Gross Profit. Contract research and development revenue increased $10.2 million, or 33%, to $40.9 million in 2008 from $30.7 million in 2007. Approximately $3.4 million of this increase is attributable to delivery of prototype platforms under research and development contracts by one of our Surveillance operating units. The remainder of the increase is primarily due to increased government spending on defense and security related programs in our Detection segment. Gross profit as a percentage of contract research and development revenue was 28.2% and 32.8% in 2008 and 2007, respectively. The decrease in gross profit is due to the mix of contract types and the estimates inherent in recognizing revenue and costs under the percentage of completion method of accounting.

Custom, Service, Maintenance and Other Revenue and Gross Profit. Custom, service, maintenance and other revenue increased $25.5 million, or 176%, to $40.0 million in 2008 from $14.5 million in 2007. Custom, service, maintenance and other revenue in our Solutions segment accounted for approximately $8.7 million of the increase, the majority of which was for new project management and integration services for intelligent transportation systems. In our Surveillance segment, custom, service, maintenance and other revenue accounted for approximately $15.9 million of the revenue increase, the majority of which relates to the delivery of custom platforms. The remaining $0.9 million of the increase came from our Detection segment. Gross profit as a percentage of custom, service, maintenance and other revenue increased to 30.5% in 2008 from 27.4% in 2007, primarily due to the mix of contract types and the estimates inherent in recognizing revenue and costs under the percentage of completion method of accounting.

Depreciation and Amortization. Depreciation and amortization decreased $0.3 million, or 2%, to $13.6 million in 2008 compared to $13.9 million in 2007 primarily due to certain customer relationships and firm contracts becoming fully amortized in 2007.

Operating Loss Excluding Depreciation and Amortization. Operating loss decreased $9.5 million, or 26%, to $26.9 million in 2008 from $36.4 million in 2007. Operating loss excluding depreciation and amortization is a non-GAAP financial measure that is derived by reducing our operating loss by depreciation and amortization. The depreciation and amortization primarily represent costs associated with our business acquisitions that do not correspond to an outlay of current and future cash flow. Accordingly, we believe operating loss excluding depreciation and amortization is a more meaningful measure of our recurring operations and an indicator of our working capital requirements. Operating loss excluding depreciation and amortization decreased $9.2 million, or 41%, to $13.3 million in 2008 from $22.5 million in 2007. The decrease in operating losses is primarily due to increased gross margins from our revenue growth.

Loss from Continuing Operations. Our loss from continuing operations decreased $9.4 million, or 27%, to $26.0 million in 2008 from $35.4 million in 2007 due to increased gross margins from revenue growth.

Discontinued Operations. In December 2006, we adopted a plan for the sale of three companies that did not align with our overall strategic plans. We completed two of the sales in the first quarter of 2007 and the third sale during the second quarter of 2007. In 2008, our loss from discontinued operations was zero compared to $1.3 million in 2007. In 2008, we realized a loss on discontinued operations of $0.9 million related to the settlement of escrow accounts and contingent purchase consideration. In 2007, we realized a gain on the sale of discontinued operations of $6.8 million.

Net Loss. Net loss decreased $3.0 million, or 10%, to $26.9 million in 2008 from $29.9 million in 2007. The decrease in net loss was primarily due to a $9.2 million increase in gross margins due to higher revenue growth. In 2007, net loss included a $6.8 million gain on sale of discontinued operations. In 2008 discontinued operations resulted in a $0.9 million loss related to the settlement of escrow accounts and contingent purchase consideration.

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

Detection Segment—Comparison of the Years Ended December 31, 2008 and 2007

In our Detection segment, we develop products and conduct research in the areas of chemical, biological, radiation, nuclear and explosives detection. Product revenue is primarily derived from the sale of our Fido explosive detectors, Identifinder and Interceptor radiation detectors, AirSentinel bioaerosol sensors and our cheMSense 600 line of products. Contract research and development revenue is primarily derived from direct contracts with the U.S. government and subcontracts with other commercial entities that contract with the U.S. government. The Detection segment was formed through the acquisition of six companies in 2005, one company in 2006 and one company in 2008.

	Years Ended December 31,
	2008	2007
	(dollars in thousands)
Revenue and gross profit %
Product revenue	$55,352	$49,905
Contract research and development revenue	33,702	27,915
Custom, service, maintenance and other revenue	2,079	1,215

Total revenue	$91,133	$79,035

Gross profit %	46.9%	45.6%

Operating loss	$(5,979)	$(7,499)

Product Revenue. Product revenue increased $5.5 million, or 11%, to $55.4 million in 2008 from $49.9 million in 2007 primarily resulting from increased sales of our detectors, bio sensors and the introduction of our cheMSense 600 product.

Contract Research and Development Revenue. Contract research and development revenue increased $5.8 million, or 21%, to $33.7 million in 2008 from $27.9 million in 2007. A business that we acquired in May 2008 accounted for an increase of $0.9 million in contract research and development revenue during 2008. The remaining increase is primarily related to increased government spending on defense and security related programs that are pertinent to our business.

Gross Profit. Gross profit as a percentage of revenue increased to 46.9% in 2008 from 45.6% in 2007 primarily because of increased product sales.

Operating Loss. Operating loss decreased $1.5 million, or 20%, to $6.0 million in 2008 from $7.5 million in 2007. Operating income excluding depreciation and amortization was $1.9 million in 2008, compared to $0.5 million in 2007, an increase of $1.4 million, or 280%. An increase in gross profit of $6.7 million in 2008 as compared to 2007 was offset by $5.2 million in increased operating expenses. The increase in operating expenses in 2008 related to additional spending on internal research and development projects directed at the development and expansion of chemical, biological, radiation and explosive detection products and technologies and increased sales and marketing expense due to an investment in our sales and marketing platform in order to support bids and proposals for major programs and to expand our distribution channels.

Surveillance Segment—Comparison of the Years Ended December 31, 2008 and 2007

The Surveillance segment provides products and services for perimeter security and wide area surveillance. Product revenue is derived from the sale of our Cerberus and SkyWatch towers, our thermal imaging cameras, including DefendIR and Orion and our STS line of radar products. Contract research and development revenue is primarily derived from direct contracts with the U.S. government and subcontracts with other commercial entities that contract with the U.S. government. Custom, service, maintenance and other revenue is primarily derived from custom development, training, installation and warranty contracts. The Surveillance segment was formed through the acquisition of one company in 2003, one company in 2004 and three companies in 2005.

	Years Ended December 31,
	2008	2007
	(dollars in thousands)
Revenue and gross profit %
Product revenue	$26,226	$33,253
Contract research and development revenue	6,523	2,783
Custom, service, maintenance and other revenue	18,301	2,406

Total revenue	$51,050	$38,442

Gross profit %	35.4%	48.6%

Operating loss	$(4,307)	$(6,942)

Product Revenue. Product revenue decreased $7.1 million, or 21%, to $26.2 million in 2008 from $33.3 million in 2007. The decrease is due to a shift from platform product sales to the delivery of platform prototypes under contract research and development contracts and custom platforms under custom development contracts. Additionally, we had a significant delivery of radar equipment to one customer in 2007 that was not duplicated in 2008 and late in the second half of the year we experienced indefinite delays in imaging product orders which we believe is related to the overall downturn in the economy and delays resulting from the change in Presidential Administration.

Contract Research and Development Revenue. Contract research and development revenue increased $3.7 million, or 132%, to $6.5 million in 2008 from $2.8 million in 2007 primarily due to the delivery of prototype platforms under research and development contracts.

Custom, Service, Maintenance and Other Revenue. Custom, service, maintenance and other revenue increased $15.9 million, or 663%, to $18.3 million in 2008 from $2.4 million in 2007 primarily due to a new custom development contract for the delivery of customized platforms under a single contract.

Gross Profit. Gross profit as a percentage of revenue was 35.4% and 48.6% in 2008 and 2007, respectively. Our gross profit was impacted by a shift from product sales to the delivery of platform prototypes and customized platforms under lower margin contract research and development and custom service contracts.

Operating Loss. Operating loss decreased $2.6 million, or 38%, to $4.3 million in 2008 from $6.9 million in 2007. Operating loss excluding depreciation and amortization decreased $2.1 million, or 62%, to $1.3 million in 2008 from $3.4 million in 2007. Reduced operating losses were primarily the result of a $2.8 million total decrease in general and administrative and research and development costs due to our focus on cost control and eliminating redundancies in our operations.

Solutions Segment—Comparison of the Years Ended December 31, 2008 and 2007

The Solutions segment sells products and integrates our technologies and product portfolio to provide single source solutions that address a broad range of customer specific security and surveillance needs. Product revenue is primarily derived from the sale of our command and control advanced software products. Custom, service, maintenance and other revenue is primarily derived from project management services for the integration of technologies, product training and installation, software maintenance and extended warranty contracts. The Solutions segment was formed through the acquisition of three companies in 2005 one company in 2006 and one company in 2007.

	Years Ended December 31,
	2008	2007
	(dollars in thousands)
Revenue and gross profit %
Product revenue	$9,299	$7,759
Contract research and development revenue	662	—
Custom, service, maintenance and other revenue	19,595	10,925

Total revenue	$29,556	$18,684

Gross profit %	35.0%	38.7%

Operating loss	$(5,906)	$(7,883)

Product Revenue. Product revenue increased $1.5 million, or 19%, to $9.3 million in 2008 from $7.8 million in 2007 primarily due to the contribution of product revenue in 2008 by a company we acquired in October 2007. Additionally, we received more funding under the phase 3 of the ICIDS program in 2008 than in 2007.

Custom, Service, Maintenance and Other Revenue. Custom, service, maintenance and other revenue increased $8.7 million, or 80%, to $19.6 million in 2008 from $10.9 million in 2007. The increase in revenue is primarily related to new contracts for project management and integration of technologies for intelligent transportation systems.

Gross Profit. Gross profit as a percentage of revenue was 35.0% and 38.7% in 2008 and 2007, respectively. Gross profit as a percentage of revenue decreased in 2008 because more revenue was derived from long-term project management and integration service contracts which generally have lower gross margins than product sales.

Operating Loss. Operating loss decreased $2.0 million, or 25%, to $5.9 million in 2008 from $7.9 million in 2007. Operating loss excluding depreciation and amortization decreased $2.0 million, or 34%, to $3.8 million in 2008 from $5.8 million in 2007. Reduced losses are primarily the result of gross margin expansion from revenue growth.

Results of Operations—Comparison of December 31, 2007 and 2006

Total Company Comparison

	Year Ended December 31,
	2007	2006
	(dollars in thousands)
Product revenue	$90,917	$59,341
Gross profit %	52.7%	47.2%
Contract research and development revenue	30,698	25,694
Gross profit %	32.8%	38.4%
Custom, service, maintenance and other revenues	14,546	5,125
Gross profit %	27.4%	44.5%

Total revenue	$136,161	$90,160

Gross profit %	45.5%	44.5%

Operating loss excluding goodwill impairment, depreciation and amortization	$(22,506)	$(29,777)
Goodwill impairment	—	66,043
Depreciation and amortization	13,852	17,236

Operating loss	$(36,358)	$(113,056)

Loss from continuing operations	$(35,431)	$(111,722)
Loss from discontinued operations, net	(1,302)	(18,903)
Gain on sale of discontinued operations, net	6,821	3,137

Net loss	$(29,912)	$(127,488)

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

Contract Research and Development Revenue and Gross Profit. Contract research and development revenue increased $5.0 million, or 19%, to $30.7 million in 2007 from $25.7 million in 2006. This increase was primarily related to additional contract research and development revenue contributed by a company we acquired in December 2006. Gross profit as a percentage of contract research and development revenue was 32.8% and 38.4% in 2007 and 2006, respectively. Our gross profit was lower in 2007 in part because in 2006 we received funding related to a contract for which we had already incurred substantially all of our costs, thereby increasing our gross profit with respect to this contract, and we did not receive similar funding in 2007. In addition, our gross profit was lower in 2007 because we voluntarily adjusted our rates on certain contracts which resulted in lower gross margins in 2007.

Custom, Service, Maintenance and Other Revenue and Gross Profit. Custom, service, maintenance and other revenue increased $9.4 million, or 184%, to $14.5 million in 2007 from $5.1 million in 2006. Custom, service, maintenance and other revenue in our Solutions segment accounted for approximately 71%, or $6.7 million, of the increase, of which 34%, or $2.3 million, was contributed by a company we acquired in October 2006 and the remaining increase related primarily to new project management and integration contracts in connection with intelligent transportation systems and video networking and surveillance. Gross profit as a percentage of custom, service, maintenance and other revenue was 27.4% and 44.5% in 2007 and 2006, respectively. Gross profit decreased in 2007 because a greater proportion of our revenue in 2007 was derived from lower margin project management, integration and installation services compared to 2006 in which a greater proportion of our revenue was derived from higher margin contract engineering and design services.

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

Depreciation and Amortization. Depreciation and amortization decreased $3.3 million, or 19%, to $13.9 million in 2007 compared to $17.2 million in 2006 primarily due to certain customer relationships and firm contracts becoming fully amortized in 2006. Approximately 86% and 91% of the depreciation and amortization of $13.9 million and $17.2 million in 2007 and 2006, respectively, was comprised of amortization of our identifiable intangibles, the majority of which was recorded at the time that the our businesses were acquired in 2005.

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

Detection Segment—Comparison of the Years Ended December 31, 2007 and 2006

	Years Ended December 31,
	2007	2006
	(dollars in thousands)
Revenue and gross profit %
Product revenue	$49,905	$22,714
Contract research and development revenue	27,915	22,439
Custom, service, maintenance and other revenue	1,215	(13)

Total revenue	$79,035	$45,140

Gross profit %	45.6%	42.3%

Operating loss	$(7,499)	$(56,498)

Product Revenue. Product revenue increased $27.2 million, or 120%, to $49.9 million in 2007 from $22.7 million in 2006 primarily resulting from the introduction of new and enhanced products.

Contract Research and Development Revenue. Contract research and development revenue increased $5.5 million, or 25%, to $27.9 million in 2007 from $22.4 million in 2006. A business that we acquired in December 2006 accounted for an increase of $8.4 million in contract research and development revenue during 2007. This increase was offset by a decrease in contract research and development revenue throughout the segment due to more resources being allocated to internally funded research and development projects during 2007 compared to 2006.

Gross Profit. Gross profit as a percentage of revenue increased from 42.3% in 2006 to 45.6% in 2007 primarily due to a more significant portion of our revenue from product sales on which we earn higher gross profit than from contract research and development revenue.

Operating Loss. Operating loss decreased $49.0 million, or 87%, to $7.5 million in 2007 from $56.5 million in 2006. In 2006, our operating loss included $39.5 million of goodwill impairment. Operating loss excluding goodwill impairment decreased $9.5 million, or 56%, to $7.5 million in 2007 from $17.0 million in 2006. Revenue growth of $33.9 million and a $17.0 million increase in gross profit from $19.1 million in 2006 to $36.1 million in 2007 was the primary reason for the decrease in operating loss excluding goodwill impairment. The reduction in losses resulting from improved gross profit was partially offset by a $7.5 million increase in operating expenses in 2007 related to additional spending on internal research and development projects, the hiring of additional personnel to support direct sales of new and existing products, and a full year of general and administrative expenses for a business we acquired in December of 2006.

Surveillance Segment—Comparison of the Years Ended December 31, 2007 and 2006

	Years Ended December 31,
	2007	2006
	(dollars in thousands)
Revenue and gross profit %
Product revenue	$33,253	$25,872
Contract research and development revenue	2,783	3,255
Custom, service, maintenance and other revenue	2,406	946

Total revenue	$38,442	$30,073

Gross profit %	48.6%	48.2%

Operating loss	$(6,942)	$(27,982)

Product Revenue. Product revenue increased $7.4 million, or 29%, to $33.3 million in 2007 from $25.9 million in 2006 primarily due to increased sales of our SkyWatch, Cerberus and thermal imaging cameras.

Contract Research and Development Revenue. Contract research and development revenue decreased $0.5 million, or 15%, to $2.8 million in 2007 from $3.3 million in 2006 primarily due to the completion of contracts in 2006.

Gross Profit. Despite a greater proportion of revenue from product sales in 2007, gross profit as a percentage of revenue remained flat at 48.6% and 48.2% in 2007 and 2006, respectively. Revenue growth primarily came from increased sales of our Skywatch and Cerberus towers for which we earn lower gross margins than other surveillance products.

Operating Loss. Operating loss decreased $21.1 million, or 75%, to $6.9 million in 2007 from $28.0 million in 2006. In 2006, our operating loss included $19.3 million of goodwill impairment. Operating loss excluding goodwill impairment decreased $1.8 million, or 21%, to $6.9 million in 2007 from $8.7 million in 2006. A $4.2 million increase in gross profit from $14.5 million in 2006 to $18.7 million in 2007 was offset by increased sales and marketing and research and development costs.

Solutions Segment—Comparison of the Years Ended December 31, 2007 and 2006

	Years Ended December 31,
	2007	2006
	(dollars in thousands)
Revenue and gross profit %
Product revenue	$7,759	$10,755
Custom, service, maintenance and other revenue	10,925	4,192

Total revenue	$18,684	$14,947

Gross profit %	38.7%	43.9%

Operating loss	$(7,883)	$(12,252)

Product Revenue. Product revenue decreased $3.0 million, or 28%, to $7.8 million in 2007 from $10.8 million in 2006 primarily due to a delay in approval for supplemental funding under the ICIDS military program.

Custom, Service, Maintenance and Other Revenue. Custom, service, maintenance and other revenue increased $6.7 million, or 160%, to $10.9 million in 2007 from $4.2 million in 2006. Approximately 43% of the increase, or $2.9 million, was attributable to custom, service, maintenance and other revenue included in 2007 contributed by a business that we acquired in October 2006. The remaining increase primarily resulted from new contracts for the project management and integration of technologies for intelligent transportation systems.

Gross Profit. Gross profit as a percentage of revenue decreased to 38.7% in 2007 from 43.9% primarily because a greater portion of our revenue was derived from lower margin project management, integration and installation services as compared to 2006 in which a greater proportion of our revenue was derived from higher margin product sales.

Operating Loss. Operating loss decreased $4.4 million, or 36%, to $7.9 million in 2007 from $12.3 million in 2006. In 2006, our operating loss included $7.2 million of goodwill impairment. Operating loss excluding goodwill impairment increased $2.8 million, or 55%, to $7.9 million in 2007 from $5.1 million in 2006. The increase in operating loss resulted from a $3.5 million increase in operating expenses, excluding goodwill impairment, which primarily resulted from idle facility costs due to a delay in approval for supplemental funding under the ICIDS military program offset by an increase in gross profit of $0.7 million related to increased revenues.

Reconciliation of Reportable Segment Operating Losses to the Consolidated Loss from Continuing Operations

The following tables provide a reconciliation of operating losses from reportable segments to our consolidated net loss from continuing operations for the years ended December 31, 2008, 2007, and 2006.

	Year Ended December 31,
	2008	2007	2006
	(dollars in thousands)
Reconciliation of segment operating losses to consolidated loss from continuing operations
Segment operating losses	$(16,192)	$(22,324)	$(96,732)
Unallocated general and administrative expenses	(10,031)	(13,802)	(16,295)
Unallocated depreciation and amortization expenses	(669)	(231)	(29)
Interest expense	(66)	(639)	(372)
Interest income	998	833	371
Loss in equity investees	—	—	—
Other nonoperating gains (losses), net	(92)	(382)	1,040
Minority interest in subsidiaries’ losses	—	—	—
Income tax (expense) benefit	14	1,114	295

Consolidated loss from continuing operations	$(26,038)	$(35,431)	$(111,722)

We began incurring significant unallocated general administrative expenses in August 2005 in an effort to begin to centralize and build an operating infrastructure to support our acquired businesses. Our unallocated general administrative expenses primarily include personnel costs for executive and senior management, corporate accounting and finance, facilities’ costs, professional fees for audit, tax, legal and other professional services, board of director and advisory board fees, travel, supplies and communication related expenses. Unallocated corporate costs included $0.1 million, $0.4 million and $0.4 million for the years ended December 31, 2008, 2007 and 2006, respectively, for fees paid to Wexford, our majority stockholder, pursuant to an administrative services agreement.

Liquidity and Capital Resources

As of December 31, 2008, our principal sources of liquidity were cash and cash equivalents of $38.8 million and accounts receivable of $37.1 million.

Our primary sources of cash historically have been proceeds from the issuance of convertible preferred stock, customer payments for our products and services, lines of credit and short term loans and proceeds from the sale of businesses. In November 2007, we completed an initial public offering and raised net proceeds of $72.7 million after deducting underwriting discounts and commissions of $5.6 million and offering expenses of $1.7 million. We were incorporated in 2003 and have primarily grown our business organically and through the acquisition of 18 companies, most of which were completed in the final six months of 2005. Many of our businesses have early stage products and/or emerging products and engage in research and development activities that are funded both through external government contracts and internal resources.

During 2008, 2007 and 2006, we increased our investment in sales, marketing and other related business development infrastructure to support our early stage products and emerging technologies and to expand our commercial sales channels. Additionally, we increased our investment in internally funded research and development activities and the integration of products and technologies among our operating units. We also increased our general administrative expenses in 2007 and 2006 through the use of consultants and other professionals to complete certain accounting and legal functions. Consequently, our cumulative net losses, which amounted to approximately $204.5 million at December 31, 2008, were expected based on the nature of our business, the early stage of our products and technologies and our ongoing research and development activities.

In 2008, we significantly reduced our net cash outflows from operating activities compared to previous years primarily due to reduced losses from continuing operations. We expect our cash flows from operating activities will continue to improve as we further reduce our net losses through a variety of means, including but not limited to reducing general and administrative expenses by streamlining our operations and reducing sales and marketing costs by scaling back our plans to expand commercial sales channels. Additionally, we are shifting the utilization of our technical resources from internal research and development to externally funded research and development contracts, and increasing revenue through organic growth. At December 31, 2008, we had firm backlog of approximately $94 million and unfunded backlog of approximately $508 million. We believe our backlog and recent bookings combined with operating expense reductions will be sufficient to sustain our liquidity and cash flows in 2009 and for the foreseeable future.

In the future we may enter into acquisition agreements for complementary businesses that would require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

The following table shows our cash and cash equivalents and working capital as of December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
	(dollars in thousands)
Cash and cash equivalents	$38,782	$64,636	$7,236
Working capital	$76,745	$95,454	$27,312

The following table shows our cash flows from operating, investing and financing activities for the years ended December 31, 2008, 2007, and 2006.

	Year Ended December 31,
	2008	2007	2006
	(dollars in thousands)
Summary of cash flow:
Cash flows used in operating activities	$(14,721)	$(29,277)	$(43,188)
Cash flows provided by (used in) investing activities	(10,117)	15,505	(4,675)
Cash flows provided by (used in) financing activities	(1,129)	71,161	31,450
Effect of foreign exchange rate on cash	113	11	295

Consolidated net change in cash and cash equivalents	$(25,854)	$57,400	$(16,118)

Cash Flows from Operating Activities. Our cash flows from operating activities are significantly influenced by spending required to support the growth of our business in areas such as research and development, sales and marketing, facilities’ expansion and certain general and administrative costs. Our operating cash flows are also influenced by our working capital needs to support growth and fluctuations in inventory, accounts receivable, accounts payable and other current assets and liabilities. The concentration of business with the U.S. government also impacts operating cash flow, particularly for fixed price contracts in which revenue recognition under the percentage of completion method may not coincide with billing. Cash flow used in operating activities decreased $14.6 million, or 50%, to $14.7 million for 2008 from $29.3 million for 2007. The decrease is primarily the result of reduced losses from continuing operations and advanced payments received from customers in 2008. Cash flow used in operating activities decreased $13.9 million, or 32%, to $29.3 million for 2007 from $43.2 million for 2006, primarily due to reduced net losses. We expect our cash flows from operating activities to improve as we continue to reduce our net losses through a variety of means, including but not limited to reducing general and administrative expenses by streamlining our operations and reducing sales and marketing costs by scaling back our plans to expand commercial sales channels. Additionally, we are shifting the utilization of our technical resources from internal research and development to externally funded research and development contracts. At

December 31, 2008, we had firm backlog of approximately $94 million and unfunded backlog of approximately $508 million. We believe our backlog and recent bookings combined with operating expense reductions will be sufficient to sustain our liquidity and cash flows in 2009 and for the foreseeable future.

Cash Flows from Investing Activities. Cash flows from investing activities primarily relate to business acquisitions and dispositions and capital expenditures. In 2008, cash flows from investing activities included $7.6 million of cash paid related to businesses acquired in 2008 and 2005 and $4.3 million of capital expenditures offset by $1.8 million of proceeds related to the sale of discontinued operations. In 2007, cash flows from investing activities included $23.9 million of cash proceeds from the sale of these businesses offset by $5.2 million in capital expenditures. In 2006, cash flows from investing activities included $4.3 million of cash proceeds from the sale of businesses offset by $4.8 million in capital expenditures. Capital expenditures for all periods presented primarily pertain to the expansion of facilities, computer equipment and manufacturing and lab equipment. In 2008 and 2007, capital expenditures also included costs associated with the implementation of an enterprise software system throughout the Company.

Cash Flows from Financing Activities. In 2008, cash flows from financing activities included $1.1 million used to purchase treasury stock from employees who elected to make required tax payments on stock-based compensation through net share settlement. In 2007, cash flows from financing activities included $71.9 million of net proceeds from our initial public offering. In 2007 and 2006, cash flows from financing activities also included proceeds from issuance of our Series A Preferred Stock, and the issuance and repayment of our lines of credit, notes payable and long-term debt. In 2007 and 2006, we issued $3.5 million and $32.0 million of Series A Preferred Stock, respectively, which was used for working capital purposes and business acquisitions. Debt issuances, net of repayments, in 2007 and 2006 were $2.6 million and $0.8 million, respectively. In the first quarter of 2007, our debt proceeds included a $3.0 million bridge loan from Wexford to be used for working capital purposes. The $3.0 million bridge loan from Wexford was repaid during the second quarter of 2007. In the third quarter of 2007, our debt proceeds included a $7.0 million bridge loan from an affiliate of Wexford to be used for working capital purposes and for our acquisition of PureTech in October 2007. The $7.0 million bridge loan from Wexford was repaid during the fourth quarter of 2007, along with $0.1 million of accrued interest. Additionally, we paid subsidiary debt totaling approximately $1.5 million in full following the IPO.

Contractual Obligations

The following table is a summary of our contractual obligations as of December 31, 2008:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
	(dollars in thousands)
Contractual obligations
Long-term debt, including current portion	$235	$59	$162	$14	$—
Operating lease obligations	19,637	4,735	5,289	2,680	6,933
Payments due for prior business combinations	2,537	1,531	1,006	—	—

Total contractual obligations	$22,409	$6,325	$6,457	$2,694	$6,933

In April 2008, one of our subsidiaries entered into an operating lease agreement for new facilities, which they began using in October 2008. In July 2007, we entered into a new operating lease agreement for our corporate headquarters. Payments due for prior business combinations represent cash amounts payable related to our 2008 business combination.

Other Notes Payable, Lines of Credit and Long-Term Debt. At December 31, 2008, we had $0.2 million outstanding under promissory notes bearing interest at rates ranging from 2.11% to 7.99%. The principal and interest payments are made on a monthly basis. The notes are secured by assets of certain of our subsidiaries. In connection with one of our 2006 acquisitions, we issued a $0.3 million note payable as partial consideration. The note bore interest at 8% and was paid in full during 2007.

Certain of our businesses have operating lines of credit with banks in which borrowing is generally collateralized by and based on a percentage of certain eligible accounts receivable, inventory and/or property and equipment. Interest is based on prime or, in some cases, percentage points above prime. The aggregate maximum borrowing amount under those agreements is $2.6 million. At December 31, 2008, we had no amounts outstanding under those agreements.

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

Revenue Recognition—Custom, Service, Maintenance and Other. Custom, service, maintenance and other revenue is primarily derived from custom development services, project management and technology integration services, product training and installation and software maintenance and extended warranty contracts. We recognize revenue from custom development services and project management and integration services using the percentage of completion method described above. We recognize revenue from product training and installation services when the services are provided. We generally recognize revenue for software maintenance and extended warranty contracts on a straight-line basis over the life of the contract. We recognize software revenue under the provisions of the Accounting Standards Executive Committee’s Statement of Position 97-2 (SOP 97-2), Software Revenue Recognition (as amended by SOP 98-9). Under the terms of SOPs 97-2 and 98-9, companies are required to defer all revenue from multiple-element software arrangements if sufficient vendor specific objective evidence does not exist for the allocation of revenue to the various elements of the arrangement. As a result, we recognize any revenue on multi-year software license agreements ratably over the life of the arrangement.

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

The value assigned to goodwill equals the amount of the purchase price of the business acquired in excess of the sum of the amounts assigned to identifiable acquired assets, both tangible and intangible, less liabilities assumed. At December 31, 2008, we had goodwill of $70.8 million and identifiable intangible assets, net of accumulated amortization, of $19.1 million.

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

A decline in the estimated fair value of a reporting unit could result in a goodwill impairment and a related non-cash impairment charge against earnings, if estimated fair value for the reporting unit is less than the carrying value of the net assets of the reporting unit, including its goodwill. For the year ended December 31, 2006, we recognized a goodwill impairment loss of $66.0 million. We now have several years of operating history from which to forecast future cash flows of our reporting units. Based on consistent revenue growth, reductions in general and administrative costs, improved operating results and increased funded and unfunded backlog, the estimated fair value of our reporting units exceeded the book value of those units in 2007 and 2008, resulting in no goodwill impairment charge for the years then ended.

Stock-based Compensation. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), Share-Based Payment, using the modified prospective transition method. Under the modified prospective transition method, share-based awards granted or modified on or after January 1, 2006 are recognized in compensation expense over the applicable vesting period. Also, any previously granted awards that were not fully vested as of January 1, 2006, are recognized as compensation expense over the remaining vesting period. We recognize this expense on a straight-line basis over the options’ expected terms.

We granted options to purchase 102,369 shares of our common stock in 2008 under the 2007 Equity Incentive Plan. We did not grant any options in 2007. We recorded stock-based compensation expense of $1,610,072 during the year ended December 31, 2008 in connection with the option grants. During the year ended December 31, 2008, we granted 617,302 shares of restricted stock and restricted stock units pursuant to the 2007 Equity Incentive Plan, compared to 795,919 shares granted in 2007. We recorded stock-based compensation expense of $4,131,386 during the year ended December 31, 2008 in connection with the restricted stock and restricted stock unit grants. Prior to November 7, 2007, we accounted for the fair value of the restricted stock using estimates of the fair value of an underlying share of common stock at the time of the grants as there was no market for our common stock. Our common stock valuations used the probability weighted expected return method for 2007 and 2006. Grants of restricted stock and restricted stock units after November 7, 2007 are valued using the closing market price of our common stock on the date of grant.

We estimate the grant date fair value of stock option awards under the provisions of SFAS 123(R) using the Black-Scholes option valuation model, which requires, among other inputs, an estimate of the fair value of the underlying common stock on the date of grant and the expected term of the options. Separate values were determined for options having pre-split exercise prices ranging from $5.00 per share and $7.50 per share in 2006. We applied the resulting fair values for one share of common stock as of each of the valuation dates to our Black-Scholes option valuation model to arrive at the fair value of the related options granted during the valuation period.

For options granted, we calculated expected option terms based on the “simplified” method for “plain vanilla” options contained in SEC Staff Accounting Bulletin No. 107, Valuation of Share-Based Payment Arrangements for Public Companies, due to the Company’s limited historical trading and exercise information. The “simplified method” calculates the expected term as the average of the vesting term and the original contractual term of the options. The expected term affects the assumed rate of forfeitures. If the actual number of forfeitures differs from that estimated by management, we may be required to record adjustments to stock-based compensation expense in future periods. As additional information becomes available to allow us to estimate expected term, we will discontinue use of the simplified method, as required by Staff Accounting Bulletin No. 110, Share-Based Payment. We calculated volatility using the annualized daily volatilities of similar publicly-traded entities.

For the years ended December 31, 2008, 2007, and 2006 we recognized stock-based compensation expense of $5.7 million, $6.9 million and $4.9 million, respectively. In future periods, stock-based compensation expense may increase as we issue additional equity-based awards to continue to attract and retain key employees. Additionally, SFAS 123(R) requires that we recognize compensation expense only for the portion of stock options that are expected to vest.

As of December 31, 2008, our total unrecognized compensation expense related to stock-based awards granted to employees and non-employee directors was approximately $5.4 million.

Income Taxes. We use an asset and liability approach for accounting for income taxes. Deferred income taxes are recognized for the tax consequences of temporary differences and carryforwards by applying enacted tax rates applicable to future years to differences between the financial statement amounts and the tax bases of existing assets and liabilities. We establish a valuation allowance if it is probable that some portion of the deferred tax asset will not be realized. Our determination of whether a valuation allowance is appropriate requires the exercise of judgment. At December 31, 2008, we had net operating loss carryforwards available for U.S. federal and state income taxes of $108.3 million which begin to expire in 2017. The net operating loss carryforwards that we acquired in connection with our business acquisitions may also be limited by provision of the Internal Revenue Code regarding changes in ownership. We have provided a valuation allowance against net U.S. deferred tax assets and operating loss carryforwards in certain non-U.S. jurisdictions. We have recorded a valuation allowance because of the emerging nature of our business and our history of losses. We will continue to evaluate income generated in future periods in determining the reasonableness of our position. If we determine that future income is sufficient or insufficient to cause the realization of the net operating loss carryforwards within the required time, the valuation allowance will be adjusted as necessary.

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

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Therefore, SFAS 157 is effective for financial assets and financial liabilities in financial statements issued for fiscal years beginning after November 15, 2007, and is effective for nonfinancial assets and nonfinancial liabilities in financial statements issued for fiscal years beginning after November 15, 2008. Adoption of SFAS 157 on January 1, 2008 for financial assets and financial liabilities did not have a material impact on the Company’s consolidated financial position or results of operations. Adoption of SFAS 157-2 on January 1, 2009 for nonfinancial assets and nonfinancial liabilities did not have a material impact on the Company’s consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value at specified election dates. Upon adoption, an entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Most of the provisions apply only to entities that elect the fair value option. However, the amendment to SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available for sale and trading securities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Adoption of SFAS 159 on January 1, 2008 did not have a material impact on the Company’s consolidated financial position or results of operations as the Company did not elect the fair value option under SFAS 159.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160). SFAS 160 amends Accounting Research Bulletin No. 5, Consolidated Financial Statements. SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity in the Company’s consolidated balance sheet. SFAS 160 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. Early adoption is prohibited. Adoption of SFAS 160 on January 1, 2009 did not have a material impact on the consolidated financial statements as the Company does not currently have any material noncontrolling interests.

In December 2007, the FASB issued SFAS 141(R), Business Combinations (SFAS 141(R)). SFAS 141(R) establishes standards for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and for determining what information to disclose in connection with a business combination. Among other things, SFAS 141(R) requires securities issued to be valued as of the acquisition date, transaction costs incurred in connection with an acquisition be expensed, except acquiree costs that meet the criteria of SFAS 146, contingent consideration be recorded at fair value as of the date of acquisition with subsequent changes reflected in income, in-process research and development be capitalized as an intangible asset. The provisions of SFAS 141(R) are applicable to business combinations consummated on or after December 15, 2008. Early application is prohibited. The provisions of SFAS141(R) may impact the Company’s accounting for future business combinations, as the Company often includes provisions for the issuance of contingent consideration based on future earnings in its acquisitions.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110, Share-Based Payment, (SAB 110) regarding the use of a “simplified” method, as discussed in SAB No. 107, Share-Based Payment (SAB 107), in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), Share-Based Payment. In SAB 110, the staff indicated that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior would, over time, become readily available to companies. Therefore, the staff stated in SAB 110 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available, particularly if a company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options. However, as additional information becomes available to allow us to estimate expected term, we will discontinue use of the simplified method, as required by SAB 110. We do not believe discontinued use of the simplified method will have a material impact on our consolidated financial position or results of operations.

In April 2008, the FASB issued FASB Staff Position FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP FAS 142-3), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. FSP FAS 142-3 will improve the consistency between the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets, and the period of expected cash flows used to measure the fair value of the asset under SFAS 141, Business Combinations, and other U.S. GAAP. FSP FAS 142-3 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. Early adoption is prohibited. Adoption of FSP FAS 142-3 on January 1, 2009, did not have a significant impact on the Company’s consolidated financial position or results of operations.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 became effective on November 15, 2008. Adoption of SFAS 162 did not have a significant impact on the Company’s consolidated financial position or results of operations.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (FSP EITF 03-6-1). FSP EITF 03-6-1 addresses whether unvested share-based payment awards with rights to receive dividends or dividend equivalents should be considered as participating securities for the purposes of applying the two-class method of calculating earnings per share (EPS) under SFAS 128. The FASB staff concluded that unvested share-based payments awards that contain nonforfeitable rights to receive dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing EPS. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years and requires that all prior period EPS data presented be adjusted retrospectively. Early application is not permitted. Adoption of EITF 03-6-1 on January 1, 2009, did not have a material impact on the Company’s consolidated financial position or results of operations.

In October 2008, the FASB issued Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157 in an inactive market and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP became effective on October 10, 2008 and must be applied to prior periods for which financial statements have not been issued. Adoption of FSP 157-3 did not have a material impact on the Company’s consolidated financial position or results of operations.

In November 2008, the FASB issued Emerging Issues Task Force No. 08-6, Equity Method Investment Accounting Considerations, (EITF 08-6), which clarifies a number of matters associated with the impact of SFAS 141(R) and SFAS 160 on accounting for equity method investments. EITF 08-6 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. Early adoption is prohibited. Adoption of EITF 08-6 on January 1, 2009 did not have a material impact on the consolidated financial statements as the Company does not currently have any material equity method investments.

In November 2008, the FASB ratified Emerging Issues Task Force No. 08-7, Accounting for Defensive Intangible Assets, (EITF 08-7), which clarifies the accounting for defensive intangible assets, or certain separately identifiable intangible assets acquired in a business combination that an entity does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. EITF 08-7 requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounts that should be amortized to expense over the period the asset diminishes in value. EITF 08-7 is effective for all intangible assets acquired on or after the first fiscal year beginning on or after December 15, 2008. Early adoption is not permitted. The provisions of EITF 08-7 may impact the Company’s accounting for future business combinations if defensive intangible assets are acquired.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk. Our international businesses generate revenue and incur expenses that are denominated in foreign currencies. Historically, our foreign currency translation adjustments have not been material to our financial position or consolidated results of operations. However, changes in economic conditions impacting foreign currency exchange rates could materially increase our exposure to foreign currency fluctuations and adversely affect our consolidated results of operations or financial position, specifically with changes in the United States dollar relative to the Canadian dollar and the European Euro. Our Canadian and German subsidiaries are consolidated into our financial results and under U.S. GAAP, we are required to translate the financial condition and results of operations of these subsidiaries into United States dollars, with any corresponding translation gains or losses being recorded in other comprehensive income in our consolidated financial statements. For the years ended December 31, 2008, 2007 and 2006, this translation adjustment, net of tax, was a loss of $0.1 million, a gain of $1.9 million and a gain of $1.0 million, respectively. We also maintain cash balances denominated in foreign currencies. At December 31, 2008, we had $4.2 million of cash in foreign accounts. We have not hedged our exposure to changes in foreign currency rates and, as a result, could incur unanticipated translation gains and losses.

Interest Rate Risk. We had cash and cash equivalents of $38.8 million at December 31, 2008. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates. Declines in interest rates, however, will reduce future income.

We have a line of credit agreement that bears interest at variable rate adjusted based on the prime rate. At December 31, 2008, no amounts were outstanding under this agreement. Based on the amount outstanding and the maximum amount available for borrowing, we do not believe that changes in interest rates create material exposure to our business. Increases in interest rates, however, will increase future interest expense.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, together with the report thereon of Grant Thornton LLP dated March 31, 2009, are set forth on pages F-1 through F-35 hereof. See Item 15 for an index to our consolidated financial statements.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2008, we completed our annual evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management as appropriate to allow for timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements in accordance with U.S. GAAP. However, all internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, the Company used the criteria for effective internal control over financial reporting set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, management has concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to directors and executive officers is included under “Election of Directors,” “Management,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance and Related Matters” and “Information Concerning the Independent Registered Public Accounting Firm—Audit Committee Report” in our definitive proxy statement for our 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer, Controller and persons performing similar duties. A copy of the Code of Ethics is publicly available on our website (www.icxt.com) in the Corporate Governance area of the Investor Relations segment of the website. None of the material on our website is part of this Annual Report. If there is any waiver from any provision of the Code of Ethics for our Chief Executive Officer, Chief Financial Officer, Controller and persons performing similar duties, we will disclose the nature of such waiver on our website.

ITEM 11.	EXECUTIVE COMPENSATION

Information with respect to executive compensation is included under “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation of Executive Officers,” and “Director Compensation” in our definitive proxy statement for our 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management is included under “Stock Owned by Management and Principal Stockholders” in our definitive proxy statement for our 2009 Annual Meeting of Stockholders and is incorporated herein by reference. Information with respect to equity compensation plans is included under “Equity Compensation Plan Information” in our definitive proxy statement for our 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to certain relationships and related transactions is included under “Certain Relationships and Related Transactions” in our definitive proxy statement for our 2009 Annual Meeting of Stockholders and is incorporated herein by reference. Information with respect to Director independence is included under “Corporate Governance and Related Matters—Board of Directors Committees” in our definitive proxy statement for our 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to principal accountant fees and services is included under “Information Concerning the Independent Registered Public Accounting Firm—Fees Paid to Grant Thornton LLP” in our definitive proxy statement for our 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements. Consolidated Financial Statements for the Three Years Ended December 31, 2008:

(2)	Financial Statement Schedules. All financial statement schedules are omitted because they are not applicable or the information is shown in the Consolidated Financial Statements or notes thereto.

(3)	Exhibits. The exhibits filed as part of this report are listed under “Exhibits” at subsection (b) of this Item 15.

(b) EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.1*	Third Amended and Restated Certificate of Incorporation of ICx Technologies, Inc., filed as Exhibit 3.5 with ICx’s Registration Statement on Form S-1, as amended, Registration No. 333-145135, which became effective November 7, 2007

3.2*	Amended and Restated Bylaws of ICx Technologies, Inc., filed as Exhibit 3.7 with ICx’s Registration Statement on Form S-1, as amended, Registration No. 333-145135, which became effective November 7, 2007

4.1*	Specimen certificate for common stock of ICx Technologies, Inc., filed as the same numbered exhibit with ICx’s Registration Statement on Form S-1, as amended, Registration No. 333-145135, which became effective November 7, 2007

4.2*	Warrant to Purchase Common Stock of ICx Technologies, Inc., issued February 3, 2006, filed as the same numbered exhibit with ICx’s Registration Statement on Form S-1, as amended, Registration No. 333-145135, which became effective November 7, 2007

10.1*	Investors’ Rights Agreement, dated July 26, 2005, filed as the same numbered exhibit with ICx’s Registration Statement on Form S-1, as amended, Registration No. 333-145135, which became effective November 7, 2007

10.2*	Amended and Restated 2005 Stock Plan, filed as the same numbered exhibit with ICx’s Registration Statement on Form S-1, as amended, Registration No. 333-145135, which became effective November 7, 2007

10.3*	2007 Equity Incentive Plan, filed as the same numbered exhibit with ICx’s Registration Statement on Form S-1, as amended, Registration No. 333-145135, which became effective November 7, 2007

10.4*	2007 Employee Stock Purchase Plan, filed as the same numbered exhibit with ICx’s Registration Statement on Form S-1, as amended, Registration No. 333-145135, which became effective November 7, 2007

10.5*	Employment Agreement between ICx Technologies, Inc. and Hans Kobler dated October 1, 2005, as amended by that First Amendment, dated April 26, 2007, filed as the same numbered exhibit with ICx’s Registration Statement on Form S-1, as amended, Registration No. 333-145135, which became effective November 7, 2007

10.6*	Employment Extension Agreement between ICx Technologies, Inc. and Hans Kobler, effective October 1, 2007, filed as the same numbered exhibit with ICx’s Registration Statement on Form S-1, as amended, Registration No. 333-145135, which became effective November 7, 2007

10.8*	Employment Agreement between Nomadics, Inc. and Colin J. Cumming, dated August 24, 2005, filed as the same numbered exhibit with ICx’s Registration Statement on Form S-1, as amended, Registration No. 333-145135, which became effective November 7, 2007

10.10*	Offer Letter Agreement With Douglas A. Knight, dated May 24, 2007, filed as the same numbered exhibit with ICx’s Registration Statement on Form S-1, as amended, Registration No. 333-145135, which became effective November 7, 2007

10.13*	Form of Indemnification Agreement, filed as the same numbered exhibit with ICx’s Registration Statement on Form S-1, as amended, Registration No. 333-145135, which became effective November 7, 2007

10.14*	Administrative Services Agreement between ICx Technologies, Inc. and Wexford Capital LLC, dated October 1, 2005, as amended by that First Amendment, dated October 1, 2006, filed as the same numbered exhibit with ICx’s Registration Statement on Form S-1, as amended, Registration No. 333-145135, which became effective November 7, 2007

Exhibit Number	Exhibit Title

21.1**	List of Subsidiaries

23.1**	Consent of Grant Thornton LLP

24.1*	Powers of Attorney, filed as the same numbered exhibit with ICx’s Registration Statement on Form S-1, as amended, Registration No. 333-145135, which became effective November 7, 2007

31.1**	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference
**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2009

ICX TECHNOLOGIES, INC.

By:	/s/ HANS C. KOBLER
Hans C. Kobler Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date
	/s/ HANS C. KOBLER Hans C. Kobler	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 31, 2009

	/s/ DEBORAH D. MOSIER Deborah D. Mosier	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2009

	* E. Spencer Abraham	Director	March 31, 2009

	* Colin J. Cumming	Director	March 31, 2009

	* Joseph M. Jacobs	Director	March 31, 2009

	* Robert A. Maginn, Jr.	Director	March 31, 2009

	* Mark L. Plaumann	Director	March 31, 2009

	* Rodney E. Slater	Director	March 31, 2009

*By:	/s/ DANIEL T. MONGAN Daniel T. Mongan Attorney-In-Fact

ICx TECHNOLOGIES, INC. AND SUBSIDIARIES

Audited Consolidated Financial Statements

For the Years Ended December 31, 2008, 2007 and 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors

ICx Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of ICx Technologies, Inc. (a Delaware corporation) and Subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive loss, convertible redeemable preferred stock and stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1(q) to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, on a modified prospective basis effective January 1, 2006.

/s/    GRANT THORNTON LLP

March 31, 2009

Oklahoma City, Oklahoma

ICx TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents (includes restricted cash of $8.4 million at December 31, 2008)	$38,782,103	$64,635,940
Trade accounts receivable, net	37,101,003	30,723,604
Inventories	26,229,632	18,305,164
Deferred income taxes	19,935	189,788
Prepaid expenses and other current assets	13,637,466	12,630,928

Total current assets	115,770,139	126,485,424
Property, plant and equipment, net	10,913,946	9,525,741
Intangible assets, net	19,053,082	27,704,589
Goodwill	70,818,230	66,088,664
Other assets	2,743,055	2,025,068

Total assets	$219,298,452	$231,829,486

Liabilities and Stockholders’ Equity
Current liabilities:
Lines of credit	$—	$124,776
Current portion of long-term debt	58,920	117,082
Accounts payable	16,875,531	10,883,266
Accrued payroll expenses	5,906,904	6,572,238
Accrued expenses and other current liabilities	7,131,284	9,834,893
Deferred revenue	9,052,984	3,497,683

Total current liabilities	39,025,623	31,029,938
Long-term debt	175,519	245,645
Deferred income taxes	947,600	1,647,267
Other liabilities	1,342,342	502,288

Total liabilities	41,491,084	33,425,138

Commitments and Contingencies

Series A Convertible Redeemable Preferred Stock, par value $.001 per share—authorized 15,000,000 shares in 2008 and 2007; issued and outstanding 0 shares in 2008 and 2007; liquidation preference $0 at December 31, 2008 and 2007	—	—

Stockholders’ Equity:
Common stock, par value $.001 per share, authorized 250,000,000 shares in 2008 and 2007; issued and outstanding 34,422,765 and 33,680,892 shares in 2008 and 2007, respectively	34,423	33,681
Additional paid-in capital	381,701,973	374,126,190
Treasury stock, at cost; 240,665 and 79,623 shares at December 31, 2008 and 2007, respectively	(2,214,912)	(1,121,525)
Accumulated deficit	(204,478,210)	(177,537,722)
Accumulated other comprehensive income	2,764,094	2,903,724

Total stockholders’ equity	177,807,368	198,404,348

Total liabilities and stockholders’ equity	$219,298,452	$231,829,486

The accompanying notes are an integral part of these consolidated financial statements.

ICx TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
	2008	2007	2006
Revenues:
Product revenues	$90,877,384	$90,917,139	$59,340,919
Contract research and development revenues	40,887,099	30,698,399	25,694,492
Custom, service, maintenance and other revenues	39,974,620	14,546,076	5,124,689

Total revenues	171,739,103	136,161,614	90,160,100
Cost of revenues:
Cost of product revenues	43,427,684	42,993,145	31,329,376
Cost of contract research and development revenues	29,339,246	20,640,431	15,839,575
Cost of custom, service, maintenance and other revenues	27,796,975	10,562,718	2,843,196

Total cost of revenue	100,563,905	74,196,294	50,012,147

Gross profit	71,175,198	61,965,320	40,147,953

Operating expenses:
General and administrative	32,550,538	39,785,849	37,744,866
Sales and marketing	30,155,700	24,066,305	17,678,802
Research and development	21,756,308	20,618,927	14,501,426
Goodwill impairment loss	—	—	66,042,882
Depreciation and amortization	13,605,378	13,852,220	17,235,550

Total operating expenses	98,067,924	98,323,301	153,203,526

Operating loss	(26,892,726)	(36,357,981)	(113,055,573)

Other income (expense):
Interest income	998,418	833,067	370,882
Interest expense	(65,710)	(638,574)	(372,385)
Other, net	(92,070)	(381,532)	1,039,266

Total other income (expense)	840,638	(187,039)	1,037,763

Loss before income taxes	(26,052,088)	(36,545,020)	(112,017,810)
Income tax benefit	(14,485)	(1,113,597)	(295,452)

Loss from continuing operations	$(26,037,603)	$(35,431,423)	$(111,722,358)
Loss on discontinued operations, net of tax	—	(1,301,544)	(18,903,365)
Gain (loss) on sale of discontinued operations, net of tax	(902,885)	6,821,061	3,137,480

Net loss	$(26,940,488)	$(29,911,906)	$(127,488,243)

Other comprehensive income
Foreign currency translation adjustment, net of tax of ($107,359) for 2008, $255,106 for 2007 and $254,976 for 2006	(139,630)	1,862,829	1,037,583

Comprehensive loss	$(27,080,118)	$(28,049,077)	$(126,450,660)

Net loss	$(26,940,488)	$(29,911,906)	$(127,488,243)

Less: Preferred stock dividends including accretion	—	8,402,221	9,479,965

Net loss attributable to common stockholders	$(26,940,488)	$(38,314,127)	$(136,968,208)

Net loss per common share:
Basic and diluted	$(0.79)	$(2.85)	$(14.94)

Pro forma loss per common share (unaudited):
Basic and diluted		$(1.03)	$(4.99)

The accompanying notes are an integral part of these consolidated financial statements.

ICx TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Convertible Redeemable Preferred Stock and Stockholders’ Equity

			Stockholders’ Equity
			Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
	Series A Convertible Redeemable Preferred Stock
	Shares	Amount	Shares	Amount
Balances at January 1, 2006	14,972,595	$151,831,142	9,059,880	$9,060	$97,936,659	$(20,137,573)	$3,312	$—	$77,811,458
Comprehensive income (loss):
Net loss	—	—	—	—	—	(127,488,243)	—	—	(127,488,243)
Foreign currency translation, net of tax	—	—	—	—	—	—	1,037,583	—	1,037,583

Total comprehensive loss	—	—	—	—	—	(127,488,243)	1,037,583	—	(126,450,660)
Issuances of convertible preferred stock:
Stock purchase agreements	3,203,000	36,421,080	—	—	(4,391,080)	—	—	—	(4,391,080)
Accretion to redemption value	—	9,479,965	—	—	(9,479,965)	—	—	—	(9,479,965)
Issuances of common stock:
Business combinations	—	—	585,412	585	5,802,480	—	—	—	5,803,065
Stock options	—	—	112,809	113	117,665	—	—	—	117,778
Stock options assumed and granted in connection with business combinations	—	—	—	—	182,031	—	—	—	182,031
Stock-based compensation	—	—	—	—	4,900,532	—	—	—	4,900,532

Balances at December 31, 2006	18,175,595	197,732,187	9,758,101	9,758	95,068,322	(147,625,816)	1,040,895	—	(51,506,841)
Comprehensive income (loss):
Net loss	—	—	—	—	—	(29,911,906)	—	—	(29,911,906)
Foreign currency translation, net of tax	—	—	—	—	—	—	1,862,829	—	1,862,829

Total comprehensive loss	—	—	—	—	—	(29,911,906)	1,862,829	—	(28,049,077)
Issuances of convertible preferred stock:
Stock purchase agreements	350,000	4,207,000	—	—	(707,000)	—	—	—	(707,000)
Accretion to redemption value	—	8,402,221	—	—	(8,402,221)	—	—	—	(8,402,221)
Issuances of common stock:
Stock offering, net of $9.2 million in offering costs	—	—	5,000,000	5,000	70,805,014	—	—	—	70,810,014
Stock options, warrants and restricted stock	—	—	397,196	397	418,011	—	—	—	418,408
Stock based compensation	—	—	—	—	6,621,182	—	—	—	6,621,182
Conversion of preferred stock to common	(18,525,595)	(210,341,408)	18,525,595	18,526	210,322,882	—	—	—	210,341,408
Purchases of treasury stock	—	—	—	—	—	—	—	(1,121,525)	(1,121,525)

Balances at December 31, 2007	—	—	33,680,892	33,681	374,126,190	(177,537,722)	2,903,724	(1,121,525)	198,404,348

The accompanying notes are an integral part of these consolidated financial statements.

ICx TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Convertible Redeemable Preferred Stock and Stockholders’ Equity—(Continued)

			Stockholders’ Equity
	Series A Convertible Redeemable Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity

	Shares	Amount	Shares	Amount
Balances at December 31, 2007	—	$—	33,680,892	$33,681	$374,126,190	$(177,537,722)	$2,903,724	$(1,121,525)	$198,404,348
Comprehensive income (loss):
Net loss	—	—	—	—	—	(26,940,488)	—	—	(26,940,488)
Foreign currency translation, net of tax	—	—	—	—	—	—	(139,630)	—	(139,630)

Total comprehensive loss	—	—	—	—	—	(26,940,488)	(139,630)	—	(27,080,118)
Issuances of common stock:
Business combinations	—	—	189,797	190	887,970	—	—	—	888,160
Stock options, warrants and restricted stock	—	—	552,076	552	251,827	—	—	—	252,379
Stock based compensation	—	—	—	—	6,463,827	—	—	—	6,463,827
Stock offering costs	—	—	—	—	(27,841)	—	—	—	(27,841)
Purchases of treasury stock	—	—	—	—		—	—	(1,093,387)	(1,093,387)

Balances at December 31, 2008	—	$—	34,422,765	$34,423	$381,701,973	$(204,478,210)	$2,764,094	$(2,214,912)	$177,807,368

The accompanying notes are an integral part of these consolidated financial statements.

ICx TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2008	2007	2006
Operating activities:
Net loss	$(26,940,488)	$(29,911,906)	$(127,488,243)
Gain on sale of discontinued operations, net of tax	—	(6,821,061)	(3,137,480)
Loss on discontinued operations, net of tax	902,885	1,301,544	18,903,365

Loss from continuing operations, net of tax	(26,037,603)	(35,431,423)	(111,722,358)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	5,741,458	6,881,733	4,900,532
Depreciation and amortization	13,605,378	13,852,220	17,235,550
Deferred income taxes	(559,015)	(1,752,849)	(526,085)
Goodwill impairment loss	—	—	66,042,882
Loss on disposal of property and equipment	—	43,689	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	(6,360,656)	(7,374,153)	(7,216,905)
Inventories	(8,019,286)	(4,235,583)	(2,322,141)
Prepaid expenses and other assets	(4,521,291)	(5,098,767)	(1,870,324)
Accounts payable	7,643,955	1,154,057	(2,729,685)
Accrued expenses and other liabilities	(1,389,040)	2,096,581	(327,388)
Deferred revenue	5,174,595	517,164	793,689

Net cash used in continuing operating activities	(14,721,505)	(29,347,331)	(37,742,233)
Cash provided by (used in) operation of discontinued operations	—	69,881	(5,445,837)

Net cash used in operating activities	(14,721,505)	(29,277,450)	(43,188,070)

Investing activities:
Purchases of property, plant and equipment	(4,301,461)	(5,154,774)	(4,786,322)
Business combinations, net of cash acquired	(7,612,576)	(3,250,000)	(4,160,580)

Net cash used in continuing investing activities	(11,914,037)	(8,404,774)	(8,946,902)
Proceeds from the sale of discontinued operations	1,797,115	23,909,441	4,272,200

Net cash provided by (used in) investing activities	(10,116,922)	15,504,667	(4,674,702)

Financing activities:
Proceeds from issuance of preferred stock	—	3,500,000	32,030,000
Proceeds from issuance of common stock	252,379	71,855,416	117,778
Borrowings under lines of credit	4,762,806	33,243,609	18,703,377
Repayments under lines of credit	(4,887,582)	(35,305,418)	(18,969,324)
Proceeds from notes payable and long-term debt	—	10,116,893	691,961
Repayments of notes payable and long-term debt	(128,288)	(11,011,703)	(1,494,142)
Purchase of treasury shares	(1,093,387)	(1,121,525)	—
Other, net	(34,580)	(116,483)	370,045

Net cash provided by (used in) financing activities	(1,128,652)	71,160,789	31,449,695

Effect of foreign exchange rate on cash	113,242	11,929	294,707

Net change in cash and cash equivalents	(25,853,837)	57,399,935	(16,118,370)
Cash and cash equivalents at beginning of year	64,635,940	7,236,005	23,354,375

Cash and cash equivalents at end of year	$38,782,103	$64,635,940	$7,236,005

The accompanying notes are an integral part of these consolidated financial statements.

ICx TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

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

The holders of a majority of ICx’ capital stock, DP1, LLC (“DP1”) and Valentis SB, L.P. (“Valentis”), are under the common control of Wexford Capital, LLC (“Wexford”), which is an SEC registered investment advisor. As more fully described in Note 3, ICx acquired one company in 2008, one company in 2007, two companies in 2006, eleven companies in 2005, and completed the acquisition of five other companies in 2005. All acquisitions in 2008, 2007 and 2006 have been accounted for pursuant to Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations.

On May 31, 2008, the Company acquired the assets of S3I, L.L.C. (“S3I”) for $3.5 million in cash and $2.3 million in assumed liabilities in a business combination accounted for as a purchase. The results of operations of S3I are included in the Company’s consolidated results of operations beginning June 1, 2008.

On October 1, 2007, the Company acquired PureTech Systems, Inc. (“PureTech”) for $3.25 million in cash in a business combination accounted for as a purchase. The results of operations of PureTech are included in the Company’s consolidated results of operations beginning October 1, 2007.

As more fully described in Note 9, the Company’s Board of Directors approved a plan in 2006 for the sale of three companies. The sales of the three companies were completed in 2007. Accordingly the operating results of those three companies are included as discontinued operations, and the related assets and liabilities are included as held for discontinued operations for the years ended December 31, 2007 and 2006 in the accompanying consolidated financial statements.

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

The accompanying consolidated financial statements include the accounts of ICx and its wholly-owned subsidiaries: Agentase, LLC; Amphitech Systems, Inc.; DAQ Electronics, Inc.; Security 2000, Inc.; GHC Technologies, Inc.; Griffin Analytical Technologies, Inc.; ICx Cryogenics, Inc.; ICx Imaging Systems (f/k/a Digital Imaging Infrared); ICx Photonics (f/k/a Ion Optics, Inc.); ICx Radiation, Inc.; ICx Radiation Gmbh; 360 Surveillance, Inc.; PBA Engineering, Ltd.; ICx Tactical Platforms (f/k/a New Heights Manufacturing, Inc.); ICx Transportation Group, Inc.; MesoSystems Technology, Inc.; Nomadics, Inc.; PureTech Systems, Inc.; S3I Acquisition Corporation; and Sensor Technologies and Systems, Inc. All intercompany transactions and accounts have been eliminated in consolidation.

(e)	Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates in the near term.

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

At December 31, 2008, $8,428,375 of the Company’s cash was restricted to serve as collateral under a performance bond. This cash will be held in an escrow account for a period not to exceed three years, or May 2011.

(g)	Allowance for Trade Accounts and Notes Receivable

The Company extends credit to customers in accordance with normal industry standards and terms. The Company establishes an allowance for doubtful accounts based on known factors surrounding the credit risk of specific customers, historical trends and other information. Changes in the allowance for doubtful accounts are the result of write-offs of uncollectible receivables and provisions for bad debts. Trade accounts receivable balances are not collateralized, and the Company generally does not charge interest on past due receivables. At December 31, 2008 and 2007, trade accounts receivable, net was comprised of the following:

	At December 31,
	2008	2007
U.S. government	$16,389,174	$9,543,917
Commercial and other	21,099,243	21,855,032

	$37,488,417	$31,398,949
Allowance for doubtful accounts	(387,414)	(675,345)

Trade accounts receivable, net	$37,101,003	$30,723,604

At December 31, 2008, one commercial customer and the U.S. government accounted for 10% or greater of the net trade accounts receivable balance. At December 31, 2007, only the U.S. government accounted for 10% or greater of the net trade accounts receivable balance.

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

At December 31, 2008 and 2007, inventories were comprised of the following:

	At December 31,
	2008	2007
Raw materials	$16,488,914	$10,296,785
Work in progress	3,090,484	2,521,860
Finished goods	7,329,576	6,101,824

	$26,908,974	$18,920,469
Reserve for obsolescence	(679,342)	(615,305)

	$26,229,632	$18,305,164

(i)	Fair Value of Financial Instruments

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

At December 31, 2008 and 2007, property, plant, and equipment consisted of the following:

	At December 31,
	2008	2007
Land	$49,592	$49,592
Buildings and improvements	1,139,516	1,040,493
Furniture and equipment	8,538,923	5,930,710
Computer equipment and software	5,959,104	4,267,203
Leasehold improvements	2,376,300	1,880,219
Assets not yet placed in service	496,846	433,668

	$18,560,281	$13,601,885
Accumulated depreciation	(7,646,335)	(4,076,144)

	$10,913,946	$9,525,741

Depreciation expense was $2,841,920, $1,978,518 and $2,319,720 for the years ended December 31, 2008, 2007, and 2006, respectively.

(k)	Goodwill and Other Intangible Assets

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

Goodwill impairment is determined using a two-step process. The first step of the impairment test is used to identify potential impairment by comparing the fair value of a reporting unit to the book value, including goodwill. If the fair value of a reporting unit exceeds its book value, goodwill of the reporting unit is not considered impaired, and the second step of the impairment test is not required. If the book value of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the reporting unit’s goodwill with the book value of that goodwill. If the book value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The annual impairment testing is performed in the fourth quarter. Based on consistent revenue growth, reductions in general and administrative costs, improved operating results and increased funded and unfunded backlog, the estimated fair value of our reporting units exceeded the book value of those units in 2007 and 2008, resulting in no goodwill impairment charge for the years then ended. See Notes 3 and 9 for more information on the goodwill impairment loss in 2006.

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

The Company earns contract research and development revenue by performing research and development primarily under contracts entered into with the U.S. government or as subcontractors to other commercial entities that contract with the U.S. government. The Company earns the majority of its custom, service, maintenance and other revenue from custom development services and project management and technology integration services under contracts entered into with various U.S., state or local government agencies or other commercial entities that contract with these agencies. Most of these contracts are either based on costs incurred plus a fixed fee or are based on a fixed price. The Company recognizes revenue from these contracts using the percentage of completion method in accordance with Statement of Position 81-1 as prescribed by the American Institute of Certified Public Accounts Audit and Accounting Guide, Audits of Federal Government Contractors. The Company principally uses labor efforts expended and estimated gross profit as a percentage of total estimated costs and contract value or contract milestones to measure the progress of contract completeness. Revisions in cost and contract value estimates during the progress of work have the effect of adjusting earnings in the current period for work that may have been performed in prior periods. When estimates of current costs indicate a loss, provision is made for the total anticipated loss in the current period. Under cost plus fixed fee contracts, the Company may bill and be reimbursed for costs incurred in advance of revenue recognition if the percentage of contract completeness does not coincide with costs incurred. Additionally, certain fixed price contracts provide for billings and/or payments that may not coincide with revenue recognition. To the extent that customer billings or payments are in excess of revenues, the excess is recorded as deferred revenue and contract costs in excess of expected earnings under the contract are deferred. At December 31, 2008 and 2007, the Company had included in deferred revenue $7,215,063 and $1,825,355 of excess billings or customer payments, respectively, related to percentage of completion timing differences. At December 31, 2008, this amount included $4,976,523 in advanced payments received from a customer for a custom platform development project. Deferred contract costs at December 31, 2008 and 2007 were not material. In certain circumstances, revenue is recognized and costs are accrued under the percentage of completion method under cost plus and fixed fee contracts. Additionally, revenue may be recognized prior to billings on these contracts. Such amounts are recorded as unbilled revenue and are expected to be collected within one year of recognition, and if contract costs incurred are below the earnings that are expected to be realized upon contract completion are accrued until the costs are incurred. At December 31, 2008 and 2007, the Company had unbilled revenue of $10,996,971 and $5,706,570, respectively, included in other current assets in the accompanying financial statements, substantially all of which is expected to be collected within one year. At December 31, 2008, this amount included $4,889,824 of unbilled revenue related to a custom platform development project. Accrued contract costs at December 31, 2008 and 2007, were not material. The Company had no material claims outstanding under its research and development contracts as at December 31, 2008.

Warranty income under separate agreements is recognized ratably over the life of the warranty. The Company recognizes revenue from services at the time the related services are performed. Deferred revenue includes $1,432,184 and $1,235,080 in the years 2008 and 2007, respectively, of warranty agreements and prepayments on service contracts.

The Company recognizes software revenue under the provisions of the Accounting Standards Executive Committee’s Statement of Position 97-2 (“SOP 97-2”), Software Revenue Recognition (as amended by SOP 98-9). Under the terms of SOPs 97-2 and 98-9, companies are required to allocate revenue to multiple elements in software arrangements based on vendor specific objective evidence of fair value for each element. The Company generally has two elements to its software arrangements (1) a software license fee and (2) a post contract customer maintenance and support. Revenue from software license fees are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collection from the customer is reasonably assured. Revenue from post contract customer maintenance and support is deferred and recognized ratably over the life of the post contract customer maintenance and support agreement. Deferred revenue includes $405,737 and $437,248 at December 31, 2008 and 2007, respectively, of revenue deferred under multiple-element software arrangements for post contract customer support.

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

SFAS No. 123(R) requires the cash inflows resulting from tax deductions in excess of the compensation expense recognized for those stock options (“excess tax benefits”) to be classified as financing cash inflows. Due to NOL carryforwards, the Company has recognized no excess tax benefits in 2008, 2007 or 2006.

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

The Company calculates loss per share in accordance with SFAS No. 128, Earnings Per Share. Under SFAS No. 128, basic loss per common share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during each reporting period. Diluted loss per common share is calculated by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during each period adjusted for the effect of dilutive potential common shares calculated using the treasury stock method. However, the computation of diluted loss per share shall not assume the conversion or exercise of options that would have an anti-dilutive effect (a decrease in loss per share) on loss per share. For the year ended December 31, 2008, the Company had 34,096,488 weighted average shares outstanding and all of the Company’s potential common shares were anti-dilutive as the Company was in a net loss position. Those potential common shares consisted of 600,459 weighted average shares of stock options. For the year ended December 31, 2007, the Company had 13,425,549 weighted average shares outstanding and all of the Company’s potential common shares were anti-dilutive as the Company was in a net loss position. Those potential common shares consisted of 786,728 weighted average shares of stock options. For the year ended December 31, 2006, the Company had 9,166,761 weighted average shares outstanding.

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

Comprehensive loss consists of net loss and other comprehensive income. Other comprehensive income for the years ended December 31, 2008, 2007, and 2006, included certain changes in equity that are excluded from net loss. Specifically, cumulative foreign currency translation adjustments are included in accumulated other comprehensive income.

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48), which prescribes accounting for and disclosure of uncertainty in tax positions. This interpretation defines the criteria that must be met for the benefits of a tax position to be recognized in the financial statements and the measurement of tax benefits recognized. The provisions of FIN 48 were effective as of the beginning of the Company’s 2007 fiscal year.

The Company adopted FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. The cumulative effect of adopting FIN 48 resulted in no adjustment to retained earnings. As of December 31, 2008 and 2007, the Company had unrecognized tax benefits of $1.4 million. If recognized in future periods, $1.4 million would reduce the Company’s effective income tax rate. No interest or penalties have been accrued. The Company does not expect the unrecognized tax benefits to significantly change within the next 12 months.

The reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$1,353,034
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—

Balance at December 31, 2007	$1,353,034
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—

Balance at December 31, 2008	$1,353,034

At December 31, 2008, the Company’s tax returns open for review by taxing authorities were 2004 to 2007 for federal, state and foreign. The Company has elected to report interest and penalties as a component of income tax expense.

(w)	Reclassifications

Certain 2007 and 2006 balances in the accompanying consolidated financial statements and notes to consolidated financial statements have been reclassified to conform to the 2008 presentation.

(x)	Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. The Company has reviewed the recently issued pronouncements and concluded that the following new accounting standards are applicable to the Company.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Therefore, SFAS 157 is effective for financial assets and financial liabilities in financial statements issued for fiscal years beginning after November 15, 2007, and is effective for nonfinancial assets and nonfinancial liabilities in financial statements issued for fiscal years beginning after November 15, 2008. Adoption of SFAS 157 on January 1, 2008 for financial assets and financial liabilities did not have a material impact on the Company’s consolidated financial position or results of operations. Adoption of SFAS 157-2 on January 1, 2009 for nonfinancial assets and nonfinancial liabilities did not have a material impact on the Company’s consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value at specified election dates. Upon adoption, an entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Most of the provisions apply only to entities that elect the fair value option. However, the amendment to SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available for sale and trading securities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Adoption of SFAS 159 on January 1, 2008 did not have a material impact on the Company’s consolidated financial position or results of operations as the Company did not elect the fair value option under SFAS 159.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 5, Consolidated Financial Statements. SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity in the Company’s consolidated balance sheet. SFAS 160 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. Early adoption is prohibited. Adoption of SFAS 160 on January 1, 2009 did not have a material impact on the consolidated financial statements as the Company does not currently have any material noncontrolling interests.

In December 2007, the FASB issued SFAS 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes standards for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and for determining what information to disclose in connection with a business combination. Among other things,

SFAS 141(R) requires securities issued to be valued as of the acquisition date, transaction costs incurred in connection with an acquisition be expensed, except acquiree costs that meet the criteria of SFAS 146, contingent consideration be recorded at fair value as of the date of acquisition with subsequent changes reflected in income, in-process research and development be capitalized as an intangible asset. The provisions of SFAS 141(R) are applicable to business combinations consummated on or after December 15, 2008. Early application is prohibited. The provisions of SFAS141(R) may impact the Company’s accounting for future business combinations, as the Company often includes provisions for the issuance of contingent consideration based on future earnings in its acquisitions.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110, Share-Based Payment, (“SAB 110”) regarding the use of a “simplified” method, as discussed in SAB No. 107, Share-Based Payment (“SAB 107”), in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), Share-Based Payment. In SAB 110, the staff indicated that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior would, over time, become readily available to companies. Therefore, the staff stated in SAB 110 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available, particularly if a company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options. However, as additional information becomes available to allow us to estimate expected term, we will discontinue use of the simplified method, as required by SAB 110. We do not believe discontinued use of the simplified method will have a material impact on our consolidated financial position or results of operations.

In April 2008, the FASB issued FASB Staff Position FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. FSP FAS 142-3 will improve the consistency between the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets, and the period of expected cash flows used to measure the fair value of the asset under SFAS 141, Business Combinations, and other U.S. GAAP. FSP FAS 142-3 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. Early adoption is prohibited. Adoption of FSP FAS 142-3 on January 1, 2009, did not have a significant impact on the Company’s consolidated financial position or results of operations.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 became effective on November 15, 2008. Adoption of SFAS 162 did not have a significant impact on the Company’s consolidated financial position or results of operations.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether unvested share-based payment awards with rights to receive dividends or dividend equivalents should be considered as participating securities for the purposes of applying the two-class method of calculating earnings per share (“EPS”) under SFAS 128. The FASB staff concluded that unvested share-based payments awards that contain nonforfeitable rights to receive dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing EPS. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years and requires that all prior period EPS data presented be adjusted retrospectively. Early application is not permitted. Adoption of EITF 03-6-1 on January 1, 2009, did not have a material impact on the Company’s consolidated financial position or results of operations.

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

In November 2008, the FASB issued Emerging Issues Task Force No. 08-6, Equity Method Investment Accounting Considerations, (“EITF 08-6”), which clarifies a number of matters associated with the impact of SFAS 141(R) and SFAS 160 on accounting for equity method investments. EITF 08-6 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. Early adoption is prohibited. Adoption of EITF 08-6 on January 1, 2009 did not have a material impact on the consolidated financial statements as the Company does not currently have any material equity method investments.

In November 2008, the FASB ratified Emerging Issues Task Force No. 08-7, Accounting for Defensive Intangible Assets, (“EITF 08-7”), which clarifies the accounting for defensive intangible assets, or certain separately identifiable intangible assets acquired in a business combination that an entity does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. EITF 08-7 requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounts that should be amortized to expense over the period the asset diminishes in value. EITF 08-7 is effective for all intangible assets acquired on or after the first fiscal year beginning on or after December 15, 2008. Early adoption is not permitted. The provisions of EITF 08-7 may impact the Company’s accounting for future business combinations if defensive intangible assets are acquired.

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

DP1 directly holds more than 5% of the Company’s capital stock. Joseph Jacobs, a member of the Company’s Board of Directors, is a member of certain affiliates that own or control DP1, DP2 and Debello. Hans Kobler, Chief Executive Officer and Chairman of the Board of Directors, has an indirect ownership interest in DP1 and DP2 through an affiliate but otherwise each disclaims beneficial ownership of DP1 or DP2.

As described in Note 1, the Company’s Board of Directors approved a one-for-two reverse stock split of the Company’s outstanding common stock in October 2007.

Administrative Services Agreement with Wexford

The Company entered into an Administrative Services Agreement with Wexford under which the Company may request certain legal, accounting, back office, and other services. The Company is obligated to reimburse

Wexford for all of its direct and indirect costs allocated to the performance of such services. The Company incurred general and administrative expenses of $90,454, $402,360 and $403,629 in 2008, 2007 and 2006, respectively, pursuant to the agreement. Either party may terminate specific services or cancel the agreement upon written notice to the other party.

Leases

Juergen Stein, CEO and President of Radiation GmbH, a subsidiary of the Company, leased facilities to the Company under a lease agreement dated January 1, 2005. The monthly lease payment was $9,000. Rent expense of $108,000, $97,500 and $90,000 was incurred in 2008, 2007 and 2006, respectively. The lease term ends on December 31, 2020, and can be renewed for one year terms thereafter.

Strange Family Holdings, LLP, leases facilities to the Company under a lease agreement dated June 15, 2005. The monthly lease payment is $5,691. Rent expense of $67,342, $64,858 and $63,125 was incurred in 2008, 2007 and 2006, respectively. Effective September 1, 2008, the lease was renewed with similar terms for a one-year period ending on September 15, 2009, and can be renewed for six additional one-year terms thereafter. Certain family members of the Strange family hold senior management positions in the Company’s subsidiary, New Heights, Inc. (d/b/a ICx Tactical Platforms).

Debt Obligations

On March 8, 2007, the Company borrowed $3.0 million from DP1 through a convertible promissory note due April 9, 2007. The note bore interest in the form of a $60,000 origination fee deducted from the proceeds. The note was convertible into Series A shares at $10.00 per share and was repaid on April 9, 2007.

On September 28, 2007, the Company entered into a $7.0 million promissory note payable to DP1 and due December 27, 2007. The note bore interest at 2% every 30 days payable in advance. The note was repaid in full with the net proceeds from the IPO. Net proceeds from the note totaled $6,860,000.

3.	Business Combinations and Related Intangibles

Acquisition in 2008

On May 31, 2008, the Company acquired the assets of S3I for $3,500,000 in cash and $2,337,572 million in assumed liabilities in a business combination accounted for as a purchase. S3I is a developer of biological sensors. Management believes S3I’s sensors can be integrated into and used with the Company’s other biological-detection products, thereby complementing the Company’s existing products. Acquired intangibles primarily resulted from S3I’s core technology while goodwill resulted from the excess of the purchase price over S3I’s net assets at the date of acquisition. S3I is included in the Detection business segment.

The following table summarizes the estimated fair values of the net assets acquired as of the date of the acquisition:

2008 Acquisition	Tangible Net Assets	Acquired Intangible Assets	Acquired In-Process Research & Development	Goodwill	Total
S3I	$(1,573,405)	$1,950,000	$—	$3,123,405	$3,500,000

Intangible assets acquired in the business combination during 2008 are comprised of the following:

2008 Acquisition	Core Technology	Customer Relationships	Firm and Non-firm Contracts	Non-compete	Total
S3I	$1,250,000	$—	$700,000	$—	$1,950,000
Weighted average life in years	8.0	—	Less than 2.0	—

The purchase agreement with S3I contains contingent consideration provisions based on earnings and future revenues in an amount not to exceed $24.7 million. In accordance with SFAS 141, Business Combinations, any contingent consideration paid under the agreement based on earnings will be recorded as an additional cost of the acquisition and therefore will increase goodwill associated with the acquisition. Any contingent consideration paid under the agreement to provide compensation for services, use of property or profit sharing will be recorded as an expense when incurred. For the year ended December 31, 2008, goodwill was increased by $2,013,045 related to these provisions. This contingent consideration is payable as follows: $1,006,523 on April 30, 2009 and $1,006,522 on April 30, 2010.

Acquisition in 2007

On October 1, 2007, the Company acquired PureTech for $3,250,000 in cash in a business combination accounted for as a purchase. PureTech is a video analytics technology company. Management believed PureTech would add capability to the Company’s charge-coupled devices (CCD) and thermal cameras, thereby complementing the Company’s existing products and services. Acquired intangibles primarily resulted from PureTech’s core software while goodwill resulted from the excess of the purchase price over PureTech’s net assets at the date of acquisition. PureTech is included in the Solutions business segment.

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

At December 31, 2007 and 2006, the Company had included in accrued expenses and other current liabilities, $1,649,191 of holdback funds related to the Company’s acquisition of GHC Technologies, Inc. (“GHC”). Such funds included cash and 189,797 shares of common stock which were paid out in June 2008. Upon acquisition of Security 2000, Inc. (“S2K”), the Company issued a $250,000 note payable as partial consideration for the acquisition. The note bore interest at an annual rate of 8% and was paid in 2007.

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

Acquisitions in 2005

During 2005, ICx acquired eleven companies and completed the acquisition of five others under common control and/or ownership. The five companies in which the acquisitions were completed in 2005 were under common control and/or ownership with Wexford in periods prior to 2005. All of the acquired entities operate in the security technology area of business. At December 31, 2007, the Company had $1,844,468 included in accrued expenses and other current liabilities for funds payable related to certain business combinations resulting from earnout agreements. These amounts were paid in July 2008. The Company may also be required to pay additional stock and/or cash consideration related to the purchase of certain entities. The maximum potential additional consideration is $21.5 million, reduced by $2.7 million for amounts already paid or accrued through December 31, 2008, and is based on the financial performance of certain entities during periods ranging from January 1, 2008 through December 31, 2009. At December 31, 2006, the Company had $871,500 of contingent cash consideration included in accrued expenses and other current liabilities which was paid in 2007.

Intangible Assets

Amortizable intangible assets at December 31 consisted of the following:

	2008			2007
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Core technology	$31,398,070	$(17,493,427)	$13,904,643	$30,752,005	$(12,269,494)	$18,482,511
Customer relationships	27,387,176	(22,267,309)	5,119,867	27,076,558	(18,120,633)	8,955,925
Firm contracts	3,319,018	(3,300,446)	18,572	3,305,354	(3,102,854)	202,500
Non-compete	238,940	(228,940)	10,000	238,940	(175,287)	63,653

	$62,343,204	$(43,290,122)	$19,053,082	$61,372,857	$(33,668,268)	$27,704,589

Amortization expense on intangible assets for the years ended December 31, 2008, 2007 and 2006, was $10,763,458, $11,873,701 and $15,748,205, respectively.

Amortization expense on intangible assets for the years ended December 31, 2009, 2010, 2011, 2012 and 2013 is estimated to be $8,410,097, $4,606,642, $3,200,368, $1,080,754 and $586,250, respectively.

The carrying value of intangible assets held for sale at December 31, 2006 was $3,196,380. Loss on discontinued operations included amortization expense of $0, $64,931 and $1,457,092 in 2008, 2007 and 2006, respectively, and an impairment loss of $979,457 in 2006. See Note 9 for discussion regarding discontinued operations.

Goodwill

The changes in goodwill by segment as of December 31, 2008 and 2007 are as follows:

	Detection	Surveillance	Solutions	Total
Balance as of December 31, 2006	$45,656,384	$11,623,973	$5,602,602	$62,882,959
Goodwill of acquired businesses	—	—	1,238,390	1,238,390
Additional purchase price for 2005 acquisition	731,725	1,112,743	—	1,844,468
Impact of foreign exchange	—	—	356,662	356,662
Other	(233,815)	—	—	(233,815)

Balance as of December 31, 2007	$46,154,294	$12,736,716	$7,197,654	$66,088,664
Goodwill of acquired businesses	3,123,405	—	—	3,123,405
Additional purchase price for 2008 acquisition	2,038,575	—	—	2,038,575
Additional purchase price for 2007 acquisition	—	—	22,400	22,400
Impact of foreign exchange	—	—	(454,814)	(454,814)

Balance as of December 31, 2008	$51,316,274	$12,736,716	$6,765,240	$70,818,230

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

Leases

ICx and its subsidiaries are lessees of office space, transportation and other equipment under operating lease agreements that expire at various dates through the year 2023. Two of these leases are with related parties as described in Note 2.

Some of the operating leases include options that allow the lease term to be extended beyond the initial base period, subject to terms agreed upon at lease inception; some also include early termination options, which can be exercised upon specific conditions. For operating leases that contain predetermined fixed escalations of the minimum rentals, the Company recognizes the related rental expense on a straight-line basis and records the difference between the recognized rental expense and amounts payable under the leases as deferred lease credits, the impact of which is not material to the consolidated financial statements. Total lease expense incurred in connection with these operating leases was approximately $4,920,000, $4,508,000 and $3,489,000, after a reduction for sublease income of $263,000, $211,000 and $243,000, for the years ended December 31, 2008, 2007, and 2006, respectively.

At December 31, 2008, the future minimum lease payments under noncancelable operating leases that have initial or remaining lease terms in excess of one year are as follows:

Year ended December 31,	Operating leases
2009	$4,735,132
2010	3,142,033
2011	2,146,810
2012	1,483,246
2013	1,196,540
Thereafter	6,932,587

$19,636,348

Other

The Company is routinely involved in various legal matters arising from the normal course of business. Management believes that losses, if any, arising from such actions will not have a material adverse effect on the financial position or results of operations of the Company.

5.	Income Taxes

Components of loss before income taxes are as follows:

	For the years ended December 31,
	2008	2007	2006
United States	$(24,873,721)	$(35,498,024)	$(102,691,861)
Foreign	(1,178,367)	(1,046,996)	(9,325,949)

	$(26,052,088)	$(36,545,020)	$(112,017,810)

Components of income tax expense (benefit) are as follows:

	For the years ended December 31,
	2008	2007	2006
Federal	$(20,234)	$112,063	$—
State	82,277	270,407	3,409
Foreign	347,602	512,019	227,224

Current income tax expense (benefit)	$409,645	$894,489	$230,633

Federal	$238,563	$—	$—
State	(65,675)	—	(443,851)
Foreign	(597,018)	(2,008,086)	(82,234)

Deferred income tax expense (benefit)	$(424,130)	$(2,008,086)	$(526,085)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carryforwards. The tax effects of the Company’s temporary differences and carryforwards are as follows:

	At December 31,
	2008	2007
Deferred tax assets:
Reserves	$684,414	$522,286
Accrued expenses	59,870	287,292
Accrued compensation	602,976	857,744
Accrued royalties	—	23,439
Stock compensation	2,860,822	2,331,265
Investment in partnership/basis differences	20,061	—
Research and development expense	246,818	192,547
Credit carryforwards	477,163	752,991
Charitable contributions	51,547	48,265
Net operating losses	41,537,189	34,811,136
Fixed assets and other	74,965	233,964
Deferred revenue	197,743	797,117

Total deferred tax assets	$46,813,568	$40,858,046
Valuation allowance	(40,762,506)	(31,259,866)

Deferred tax assets, net	$6,051,062	$9,598,180

Deferred tax liabilities:
Fixed assets and other	$(132,744)	$—
Unbilled receivables	(203,274)	(525,573)
Intangibles	(6,642,709)	(10,479,143)
Investment in partnership/basis difference	—	(50,943)

Total deferred tax liabilities	(6,978,727)	$(11,055,659)

	$(927,665)	$(1,457,479)

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

At December 31, 2008, 2007 and 2006, the Company’s federal and state net operating loss (“NOL”) carryforwards for income tax purposes were approximately $108.3 million, $91.9 million and $69.5 million, respectively. The amount of the federal NOL carryforward related to stock-based compensation expense is not recognized until the stock-based compensation tax deductions reduce income taxes payable. Accordingly, the 2008, 2007 and 2006 NOL’s reported in the gross deferred tax asset do not include the excess tax deductions related to stock based compensation of $0.8 million, $0.8 million and $0 million, respectively. When income taxes payable is reduced for the excess stock-based compensation expense the amounts will subsequently be allocated to additional paid-in capital. Federal net operating losses will begin to expire in 2017. Federal, foreign, and state tax credit carryforwards for 2008, 2007 and 2006 were $0.25 million, $0.75 million and $1.5 million, respectively. Federal tax credits will begin to expire in 2020.

The timing and manner in which the Company will utilize the U.S. net operating loss carryforwards and research and development tax credit carryforwards in any year, or in total, may be limited by provisions of the Internal Revenue Code regarding changes in ownership of the Company.

The reconciliation of the income tax provision computed at the federal statutory rate to the Company’s effective tax rate is as follows:

	For the years ended December 31,
	2008	2007	2006
Federal statutory rate	35.00%	35.00%	35.00%
State taxes, net of federal tax benefit	(0.10)	(0.48)	0.38
Meals and entertainment and other	(1.15)	(0.80)	(0.34)
Foreign source income and rate differential	1.64	1.00	0.19
Research and development tax credits	(0.42)	3.26	0.30
Valuation allowance	(30.73)	(32.93)	(13.40)
Stock compensation	(3.42)	(2.13)	(0.50)
Goodwill impairment	—	—	(20.77)
Other	(0.76)	0.13	(0.60)

Effective income tax rate	0.06%	3.05%	0.26%

6.	Lines of Credit and Long-term Debt

Lines of Credit

Certain of the Company’s subsidiaries have operating lines of credit with banks in which borrowing is generally collateralized by and based on a percentage of certain eligible accounts receivable, inventory, and/or property and equipment. Interest is based on prime or, in some cases, percentage points above prime.

At December 31 lines of credit consisted of the following:

Amounts Outstanding at December 31, 2008	Effective Interest Rates	Maturity Dates	Maximum Borrowing Amounts	Amounts Outstanding at December 31, 2007
$—	5.50%	04/26/2009	$2,500,000	$124,776
—	6.00%	06/29/2009	100,000	—

$—			$2,600,000	$124,776

Long-term Debt

The Company had separate long-term debt arrangements payable to banks that aggregate to $81,636 and $251,929 at December 31, 2008 and 2007, respectively. These long-term debt agreements are secured by certain property and equipment of the Company, bear interest at rates ranging from 3.00% to 6.66%, have monthly principal and interest payments, and mature at various dates through March 2013. The Company also had $152,803 and $110,798 at December 31, 2008 and 2007, respectively, remaining under long-term debt arrangements payable to a commercial entities that are secured by certain property and equipment of the Company, bear interest at rates ranging from 2.11% to 7.99%, have monthly principal and interest payments, and have various maturity dates through July 2013. The aggregate maturities of these long-term debt arrangements for the five years after December 31, 2008, are $58,920, $58,477, $58,407, $44,849, and $13,786, respectively, and $0 thereafter.

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

Treasury Stock

As part of the Company’s stock plans, the Company offers employees the opportunity to make required tax payments with cash or through a net share settlement. For employees choosing net share settlement, the Company makes required tax payments on behalf of employees as their stock awards vest and then withhold a number of vested shares having a value on the date of vesting equal to the tax obligation. The shares withheld were recorded as treasury shares. During the year ended December 31, 2008, the Company repurchased 161,042 shares in settlement of employees’ tax obligations for a total of $1,093,387 or an average of $6.79 per share. During the year ended December 31, 2007, the Company repurchased 54,623 shares in settlement of employees’ tax obligations for a total of $871,525 or an average of $15.96 per share. Also during 2007, the Company purchased 25,000 shares from a former stockholder of a subsidiary in a non-recurring transaction for $250,000 or $10 per share. The Company accounts for treasury stock using the cost method.

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

2007 Equity Incentive Plan

The Board of Directors and stockholders adopted the 2007 Equity Incentive Plan, which became effective November 7, 2007, the effective date of the Company’s IPO. The 2007 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code (the “Code”), to Company employees and Company parent and subsidiary corporations’ employees, and for the grant of non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to Company employees, directors and consultants and Company parent and subsidiary corporations’ employees and consultants.

The Company’s policy is to issue shares of remaining authorized common stock to satisfy option exercises and restricted stock and restricted stock unit grants under the 2007 Equity Incentive Plan. A total of 8,000,000 shares of Company common stock is reserved for issuance pursuant to the 2007 Plan plus (a) any shares that have been reserved but not issued under the 2005 Stock Plan as of November 7, 2007, and (b) any shares that otherwise would have been returned to the 2005 Stock Plan on or after November 7, 2007, as a result of termination of options or the repurchase of shares issued under the 2005 Stock Plan. As of December 31, 2008, options, restricted stock (“RS”) and restricted stock units (“RSUs”) equivalent to 945,962 shares have been granted under the 2007 Plan, 372,374 of which were vested.

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

RS may be granted under the 2007 Plan. Restricted stock awards are shares of our common stock that vest in accordance with terms and conditions established by the administrator. The administrator will determine the number of shares of restricted stock granted to any employee. The administrator may impose whatever conditions to vesting it determines to be appropriate. For example, the administrator may set restrictions based on the achievement of specific performance goals. Shares of restricted stock that do not vest are subject to our right of repurchase or forfeiture.

RSUs may be granted under the 2007 Plan. Restricted stock units are awards that will be granted to a participant based on the achievement of Company-wide, business unit, or individual goals. The administrator will set the vesting criteria in its discretion, which, depending on the extent to which the criteria are met, will determine the number of restricted stock that will be paid out to participants. Restricted stock units may be settled in cash, shares, or a combination of both.

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

During the year ended December 31, 2008, the Company granted 617,302 shares of restricted stock and restricted stock units (“RSUs”) pursuant to the 2007 Equity Incentive Plan and 69,050 shares were forfeited. The Company recorded stock-based compensation expense of $4,131,386 and $2,936,199 during the years ended December 31, 2008 and 2007, respectively, in connection with the restricted stock and RSU grants. No compensation expense was recorded in 2006 or 2005. Prior to November 7, 2007, the Company accounted for the fair value of the restricted stock and RSUs using estimates of the fair value of an underlying share of common stock at the time of the grants as there was no market for the Company’s common stock. Our common stock valuations used the probability weighted expected return method. Grants of restricted stock and RSUs after November 7, 2007, are valued using the closing market price of our common stock on the date of grant. The shares vest based on varying service conditions. Upon completion of the IPO, 75,718 shares became immediately vested. At December 31, 2007, the Company had accrued estimated non-cash compensation of $825,104 for 2007 annual bonuses to be paid with restricted stock.

The following table summarizes activity for nonvested RS and RSUs granted under the 2007 Equity Incentive Plan and the 2005 Stock Plan for the years ended December 31, 2007 and 2008:

	Restricted Stock Units	Weighted Average Fair Value
Nonvested RS and RSUs outstanding at January 1, 2007	8,389	$3.08
RS and RSUs granted	795,919	11.98
RS and RSUs vested	(210,131)	11.53
RS and RSUs forfeited	(2,718)	8.31

Nonvested RS and RSUs outstanding at December 31, 2007	591,459	12.04
RS and RSUs granted	617,302	6.86
RS and RSUs vested	(429,241)	9.86
RS and RSUs forfeited	(69,050)	8.94

Nonvested RS and RSUs outstanding at December 31, 2008	710,470	$9.17

The aggregate intrinsic value of outstanding restricted stock and RSUs at December 31, 2008 was $5,619,818. Also at December 31, 2008, total compensation cost related to nonvested restricted stock and RSU awards that had not yet been recognized totaled $4,702,292. The weighted average period over which this amount will be recognized is estimated to be 1.9 years.

Stock-based compensation expense pertaining to stock options totaled $1,610,072, $3,120,430 and $4,900,532 for the years ended December 31, 2008, 2007 and 2006, respectively. Cash received from the exercise of stock options totaled $252,382, $418,408 and $117,778 for the years ended December 31, 2008, 2007 and 2006, respectively.

Existing stock options in nine of our acquired companies were assumed by the Company and were included in the 2005 Stock Plan. Vesting schedules in these companies ranged from zero to five years. Stock options issued by the Company have vesting schedules ranging from four to five years.

The Company granted 102,369 options in 2008 and did not grant any options in 2007. The fair value of options granted in 2008 and 2006 was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year ended December 31, 2008	Year ended December 31, 2006
Grant date fair value	$3.13	$2.62
Risk-free interest rate	3.72%	4.57%
Dividend yield	—%	—%
Expected life (years)	5.0 – 6.25	5.69
Expected volatility	41.5% – 42.7%	49.62%

No dividend yield assumption was included because the Company does not plan to pay dividends. The expected life of options granted in 2008 and 2006 was calculated based on the “simplified” method for “plain vanilla” options contained in SEC Staff Accounting Bulletin No. 107, Valuation of Share-Based Payment Arrangements for Public Companies, due to the Company’s limited historical trading and exercise information. The “simplified method” calculates the expected term as the average of the vesting term and the original contractual term of the options. As the Company’s common stock has not been publicly traded for a period equal to the expected term of the options and had no market in 2006, expected volatility was calculated using the median historical annualized daily volatilities of similar publicly traded entities. These assumptions are used in calculating the fair value of shares vested and the intrinsic value of exercised options as shown below.

	For the year ended December 31,
	2008	2007	2006
Fair value of shares vested	$5,965,637	$29,171,717	$10,515,912
Aggregate intrinsic value of exercised shares	938,120	838,172	992,728

Stock option activity for options issued under the 2007 Equity Incentive Plan and 2005 Stock Plan was as follows as of December 31, 2008 and 2007, and for the years then ended:

	Shares Subject to Options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (in yrs.)
Options outstanding at January 1, 2007	3,236,169	$9.14	$4.68
Options exercised	(87,839)	4.75	8.33
Options terminated, cancelled or expired	(49,689)	11.78	3.26

Options outstanding at December 31, 2007	3,098,641	$9.22	$4.60	6.92
Options granted	102,369	9.12	3.13
Options exercised	(156,823)	1.49	8.60
Options terminated, cancelled or expired	(253,660)	10.50	3.69

Options outstanding at December 31, 2008	2,790,527	$9.56	$4.38	6.16

Options exercisable at December 31, 2008	2,577,527	$9.60	$4.41	6.07

Options exercisable at December 31, 2007	2,483,326	$9.11	$4.69	6.81

The Company periodically grants stock option awards to selected executives and other key employees at the discretion of the Company’s Board of Directors. These board-discretionary stock options are generally granted at-the-money, have varying vesting schedules, and have contractual lives of ten years.

The fair value of each board-discretionary option grant was estimated on the date of grant using the same option valuation model used for options granted under the 2007 Equity Incentive Plan and the 2005 Stock Plan. The inputs for expected volatility, expected dividends, and risk-free rate used in estimating the fair value of those options are the same as those noted in the table related to options shown above.

A summary of the board-discretionary stock option activity as of December 31, 2007 and 2008, and changes during the years then ended is presented below:

	Shares Subject to Options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (in yrs.)
Options outstanding at January 1, 2007	179,942	$0.62	$9.42
Options exercised	(6,417)	0.16	9.42

Options outstanding at December 31, 2007	173,525	0.64	9.42	7.53
Options exercised	(13,925)	1.32	9.42

Options outstanding at December 31, 2008	159,600	$0.16	$9.42	6.52

Options exercisable at December 31, 2008	159,600	$0.16	$9.42	6.52

Options exercisable at December 31, 2007	173,525	$0.64	$9.42	7.53

The following table summarizes information about stock options outstanding as of December 31, 2008:

	Options Outstanding			Options Exercisable
Exercise price range	Number of options	Weighted Average Exercise Price	Wtd. Avg. Remaining contractual term (in yrs.)	Number of options	Weighted Average Exercise Price
$0.16 – $0.66	190,924	$0.23	5.63	190,924	$0.23
$0.1.26 – $2.00	244,058	1.78	4.28	244,058	1.78
$2.34 – $5.42	244,421	3.18	5.43	229,282	3.16
$6.14 –$9.04	327,419	6.73	3.58	267,434	6.61
$10.00 – $10.22	1,178,661	10.01	6.88	1,058,393	10.01
$14.00 – $16.00	764,644	15.02	7.20	747,036	15.02

	2,950,127	$9.06	6.18	2,737,127	$9.05

The aggregate intrinsic value of outstanding options at December 31, 2008 and 2007 was $4,520,236 and $7,523,259, respectively. Also at December 31, 2008, total compensation cost related to nonvested awards that had not yet been recognized totaled $656,734. The weighted average period over which this amount will be recognized is estimated to be 1.33 years.

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

Also in connection with the sale of Little Optics, the Company received warrants to purchase 125,000 shares of the purchaser’s Series G Preferred Stock at $5.40 per share. At the time of the sale, management assigned a fair value of zero due to lack of marketability, primarily due to the purchaser’s status as a privately-held company and uncertainty as to the successful completion of the purchaser’s IPO. During 2007, the purchaser’s stock began trading following a public offering and the warrants converted to common stock on a one-for-one basis. The Company exercised the warrants, in a net share settlement, received 91,756 shares of the purchaser’s common stock, and recognized a gain on discontinued operations of $1,339,638 upon receipt of the underlying shares. At December 31, 2007, the investment was carried in the consolidated balance sheet at $1,157,410, and was included in other current assets. Since the purchaser’s market price decreased from the date of exercise of the warrants to year end, the Company recognized a loss of $182,227, included in other income (expense) in the accompanying 2007 consolidated statement of operations. This investment was sold in July 2008 and the resulting gain of $175,944 is recorded in other income (expense) in the 2008 consolidated statement of operations.

The Company realized a gain on the sale of net assets of Little Optics in the year ended December 31, 2006, totaling $3,137,480. The results of Little Optics’ operations are reported as discontinued operations in the 2006 consolidated financial statements. Prior year financial statements for 2005 present the operations of Little Optics as discontinued operations.

On December 14, 2006, the Company’s Board of Directors adopted a plan of sale and put the assets and businesses up for sale for its Laser segment (consisting of Nuvonyx, Inc. and Nuvonyx Europe), manufacturers of laser diode components, arrays and industrial laser systems and Harbinger Technologies, a provider of homeland defense and security consulting and technology. The Company decided to sell these units primarily because the business models did not align with the strategic plans of the Company. The disposal dates of the units were February 2, 2007, March 15, 2007, and April 24, 2007, for Nuvonyx Europe, Harbinger Technologies, and Nuvonyx, Inc., respectively. The units’ sales and pretax losses, reported in discontinued operations, for each of the two years ended December 31, 2007, are shown below. The income tax benefits for discontinued operations were $0 and $616,308 in 2007 and 2006, respectively. The Company recorded a gain on sale of the discontinued operations of $4,581,423, net of taxes.

	For the years ended December 31,
	2007	2006
Sales
Nuvonyx, Inc.	$2,475,378	$6,812,288
Nuvonyx Europe	—	5,546,275
Harbinger Technologies	686,228	5,360,068
Little Optics	—	803,467

	$3,161,606	$18,522,098

Net loss before income taxes
Nuvonyx, Inc.	$(399,517)	$(12,879,826)
Nuvonyx Europe	—	(4,039,709)
Harbinger Technologies	(902,027)	(1,464,297)
Little Optics	—	(1,135,841)

	$(1,301,544)	$(19,519,673)

Net loss per share	$(0.10)	$(2.13)

In 2006, the Company realized a loss on discontinued operations of $18,903,365 and a gain on sale of discontinued operations of $3,137,480 related to the sale of these companies. In 2007, the Company realized a loss on discontinued operations of $1,301,544 and a gain on sale of discontinued operations of $6,821,061 related to the sale of these companies. In 2008, the Company realized a loss on sale of discontinued operations of $902,885 related to the settlement of escrow accounts and contingent purchase consideration.

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

Due to a change in internal reporting structure and the economics of the business of one subsidiary during 2008, the Company determined one subsidiary should be removed from the Surveillance segment and included in the Detection segment. Additionally, due to changes in the Company’s internal structure, additional general and administrative and sales and marketing expenses have been allocated to the Company’s reportable segments. Segment information disclosed below for the years ended December 31, 2008, 2007 and 2006 has been reclassified to conform to the 2008 presentation.

The following is a summary of information for the Company’s reportable segments:

	For the year ended December 31, 2008
	Detection	Surveillance	Solutions	Segments Combined
Revenues from external customers	$91,133,551	$51,049,801	$29,555,751	$171,739,103
Segment operating losses	(5,978,700)	(4,307,207)	(5,906,485)	(16,192,392)
Depreciation and amortization	7,845,894	2,999,886	2,090,556	12,936,336
Segment total assets	$105,397,381	$52,108,392	$25,569,641	$183,075,414
Segment property, plant and equipment additions	$2,083,901	$942,153	$207,818	$3,233,872

	For the year ended December 31, 2007
	Detection	Surveillance	Solutions	Segments Combined
Revenues from external customers	$79,035,724	$38,441,821	$18,684,069	$136,161,614
Segment operating losses	(7,499,234)	(6,941,684)	(7,882,741)	(22,323,659)
Depreciation and amortization	8,007,513	3,515,019	2,098,416	13,620,948
Segment total assets	$102,072,985	$42,180,215	$20,579,545	$164,832,745
Segment property, plant and equipment additions	$2,535,631	$521,527	$177,220	$3,234,378

	For the year ended December 31, 2006
	Detection	Surveillance	Solutions	Segments Combined
Revenues from external customers	$45,140,056	$30,073,218	$14,946,826	$90,160,100
Segment operating losses	(56,498,374)	(27,982,125)	(12,251,679)	(96,732,178)
Depreciation and amortization	8,906,158	5,293,104	3,007,297	17,206,559
Segment total assets	$98,089,052	$39,344,059	$16,510,559	$153,943,670
Segment property, plant and equipment additions	$1,083,161	$1,414,601	$140,550	$2,638,312

Following is a reconciliation of the Company’s operating losses from reportable segments to the total Company loss before minority interest in subsidiaries’ losses and income taxes:

	For the year ended December 31,
	2008	2007	2006
Operating losses from reportable segments	$(16,192,392)	$(22,323,659)	$(96,732,178)
Unallocated general and administrative expenses	(10,031,292)	(13,803,050)	(16,294,404)
Unallocated depreciation and amortization expense	(669,042)	(231,272)	(28,991)
Interest income	998,418	833,067	370,882
Interest expense	(65,710)	(638,574)	(372,385)
Other non-operating gains (losses), net	(92,070)	(381,532)	1,039,266

Loss before minority interest in subsidiaries’ losses and income taxes	$(26,052,088)	$(36,545,020)	$(112,017,810)

Following is a reconciliation of the total assets from the Company’s reportable segments to the total assets of the Company:

	As of December 31,
	2008	2007
Total assets from reportable segments	$183,075,414	$164,832,745
Cash and cash equivalents	31,640,943	57,536,088
Prepaid expenses and other assets	4,562,160	9,270,865
Deferred income taxes	19,935	189,788

Total assets	$219,298,452	$231,829,486

	For the year ended December 31,
	2008	2007	2006
Total property, plant and equipment additions from reportable segments	$3,233,872	$3,234,378	$2,638,312
Unallocated property, plant and equipment additions	1,067,589	1,920,396	622,628
Property, plant and equipment additions related to discontinued operations (Note 9)	—	—	1,525,382

	$4,301,461	$5,154,774	$4,786,322

Following is a summary of the Company’s revenue attributable to the geographic locations in which the Company operates, based on the physical location of our subsidiaries:

	For the years ended December 31,
	2008	2007	2006
United States	$154,005,651	$117,772,761	$73,084,392
Canada	10,588,900	13,497,402	10,429,830
Europe	7,144,552	4,891,451	6,645,878

Total revenue	$171,739,103	$136,161,614	$90,160,100

Following is a summary of the Company’s long-lived assets attributable to the geographic locations in which the Company operates:

	For the years ended December 31,
	2008	2007
United States	$97,022,301	$95,963,153
Canada	2,539,654	3,520,480
Europe	3,966,358	5,860,429

Total long-lived assets	$103,528,313	$105,344,062

Following is a summary of revenue from customers by geographic locations:

	For the years ended December 31,
	2008	2007	2006
United States	$149,259,840	$119,191,221	$75,654,824
Europe	8,321,904	3,218,426	5,541,165
Asia	8,551,830	8,290,861	6,053,292
Canada	5,398,667	4,959,548	2,509,636
Other	206,862	501,558	401,183

Total revenue	$171,739,103	$136,161,614	$90,160,100

In 2008, 2007 and 2006, the Company earned 40%, 37% and 36%, respectively, of its total revenue from product, contracts and other service sales to the U.S. government. Such revenue was earned across all the Company’s reportable segments.

No one non-U.S. government customer accounted for more than 10% of the Company’s total revenue in 2008, 2007 or 2006.

11.	Employee Benefit Plans

The Company sponsors a 401(k) retirement plan (“Plan”) to provide retirement and incidental benefits for its employees. Employees may contribute a percentage of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. The Company matches employee contributions dollar for dollar up to a maximum of 3% per year per employee. Persons employed prior to December 31, 2006 are 100% vested in matching contributions. Persons employed after December 31, 2006 vest evenly over a 4 year vesting period at 25% per year. In addition, the Plan provides for discretionary contributions as determined by the Board of Directors. Such contributions to the Plan are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants. Effective April 1, 2009, the Company will suspend matching contributions to the Plan.

Company matching contributions to the Plan totaled $1,373,333, $1,107,767 and $991,695 for the years ended December 31, 2008, 2007 and 2006, respectively. The Company did not make any discretionary contributions in 2008, 2007 or 2006.

During 2006, the Company sponsored a self-insured group medical insurance plan (“Health Plan”) for the benefit of its employees. The Health Plan was designed to provide a specified level of coverage, with stop-loss coverage provided by a commercial insurer in order to limit the Company’s exposure. The Company’s maximum claim exposure per person was limited to $30,000 per year. For the year ended December 31, 2006, the Company’s claims expense totaled $2,516,047. Effective January 1, 2007, the Company switched to a fully insured health and welfare plan for all eligible employees and their dependents.

12.	Statements of Cash Flows

Supplemental cash flow and non-cash investing and financing information includes the following:

	At December 31,
	2008	2007	2006
Common stock issued as consideration for business combinations	$—	$—	$5,803,065
Stock options and warrants assumed and granted in business combinations	—	—	182,031
Business combination consideration included in accrued expenses	1,006,523	—	—
Business combination consideration included in other liabilities	1,006,522	—	—
Escrow funds from business combinations included in accrued expenses and other current liabilities	525,000	1,844,468	1,831,222
Cash paid for interest	88,850	619,859	387,636
Cash paid for income taxes	796,954	—	—

13.	Selected Quarterly Financial Data (Unaudited)

A summary of the quarterly operating results during 2008 and 2007 follows:

For the Year Ended December 31, 2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$36,253,076	$37,441,976	$44,960,582	$53,083,469
Gross profit	15,882,813	17,136,389	20,000,012	18,155,984
Loss from continuing operations	(11,234,633)	(8,957,483)	(3,816,820)	(2,028,667)
Net loss	(12,137,518)	(8,957,483)	(3,816,820)	(2,028,667)
Loss from continuing operations per share	$(0.33)	$(0.26)	$(0.11)	$(0.06)

Net loss per common share:
Basic and diluted	$(0.36)	$(0.26)	$(0.11)	$(0.06)

For the Year Ended December 31, 2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$26,960,560	$33,429,011	$34,229,834	$41,542,209
Gross profit	11,457,307	14,771,557	15,606,561	20,129,895
Loss from continuing operations	(10,233,089)	(9,488,650)	(7,420,950)	(8,288,734)
Net loss	(9,453,076)	(7,007,706)	(6,840,465)	(6,610,659)
Loss from continuing operations per share	$(1.05)	$(0.97)	$(0.75)	$(0.34)

Net loss per common share:
Basic and diluted	$(1.22)	$(0.96)	$(0.95)	$(0.32)