Form 10-K/A
period 2008-12-31
ICX TECHNOLOGIES INC
filed 2009-04-30
CIK 1334303

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐.

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

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☑            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2008 was approximately $66,343,000 based on the last reported sales price of the common stock on the Nasdaq National Market on such date.

As of March 31, 2009, the registrant had 34,342,779 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 on Form 10-K/A amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 that we previously filed with the Securities and Exchange Commission on March 31, 2009. In accordance with General Instruction G to the Form 10-K, the information required by Items 10, 11, 12, 13 and 14 of Part III was omitted from our Form 10-K as filed and was to be incorporated by reference to our definitive proxy statement for our 2009 Annual Meeting of Stockholders. Since we will not file our proxy statement within 120 days from the end of our fiscal year, we are filing this Amendment No. 1 solely for the purpose of providing the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K. Unless otherwise expressly stated, this Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-K, or modify or update in any way disclosures contained in the original Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth certain information with respect to our executive officers and members of our Board of Directors as of April 30, 2009:

Name	Age	Positions
Executive Officers:
Hans C. Kobler	43	Executive Chairman of the Board
Colin J. Cumming	56	President and Chief Executive Officer, Director
Deborah D. Mosier	42	Chief Financial Officer
David W. Cullin	56	Senior Vice President, Technology Transition
Daniel T. Mongan	45	Vice President, General Counsel and Secretary

Non-Employee Directors:
E. Spencer Abraham (1)(2)(3)(4)	56	Director
Rodney E. Slater (2)(3)(4)	54	Director
Joseph M. Jacobs	56	Director
Robert A. Maginn, Jr. (1)(2)(3)(4)	52	Director
Mark L. Plaumann (1)(4)	53	Director

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the nominating and corporate governance committee.
(4)	Our Board of Directors has determined that these directors are independent pursuant to the rules of The NASDAQ Global Market.

Hans C. Kobler, Executive Chairman of the Board. Hans Kobler is a co-founder and served as our President and Chief Executive Officer and as a member of the Board of Directors from our inception through April 17, 2009, at which time he became our Executive Chairman. Mr. Kobler also is a founding partner of Digital Power Capital LLC, a private equity firm, and has served as its Chief Executive Officer since 2001. From 1998 to 2001, Mr. Kobler headed General Electric’s Energy Technology Investment Group, a joint effort by GE Equity and GE Structured Finance. From 1997 to 1998, Mr. Kobler served as Chief Quality Officer of GE Equity, heading its strategic investment initiative and overseeing the development of advanced underwriting methodologies. From 1992 to 1997, Mr. Kobler was a consultant with Bain & Company in its Boston, Munich and Sydney offices, where he was a member of the Buyout practice group. Mr. Kobler holds a Masters degree in Aerospace Engineering from the Technical University of Munich, an M.B.A. from the University of Texas at Austin and has attended INSEAD’s M.B.A. (SS) program.

Colin J. Cumming, President and Chief Executive Officer, Director. Colin Cumming has served as our President and Chief Executive Officer since April 17, 2009. Mr. Cumming served as our Chief Technology Officer since 2006 and has been our President—Detection and a member of our Board of Directors since 2005. Mr. Cumming also serves as President and Chief Executive Officer of Nomadics, Inc., our wholly-owned subsidiary, a position he has held since he co-founded Nomadics in 1994. From 1985 to 1994, Mr. Cumming served as Vice President of Engineering at Frontier Engineering. Mr. Cumming received a B.S. and an M.S. in Electrical Engineering from Oklahoma State University. He has been awarded five patents and has written numerous publications on explosives detection.

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

David W. Cullin, Senior Vice President, Technology Transition. Dave Cullin has served as our Senior Vice President, Technology Transition since 2005. From 2002 until 2005, Mr. Cullin served as Director of Technology in the Joint Program Executive Office for Chemical and Biological Defense within the United States Department of Defense. Mr. Cullin received a B.S. in Chemistry from the University of Pittsburgh at Johnstown and his M.S. and Ph.D. in Chemistry from Ohio State University.

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

Secretary E. Spencer Abraham, Director. Spencer Abraham has served as a member of our Board of Directors since July 2006. Secretary Abraham founded The Abraham Group LLP, an international strategic consulting firm, in 2005 and he has served as its Chairman and Chief Executive Officer since inception. Secretary Abraham served as Secretary of the Department of Energy from January 2001 until he resigned in November 2004. Prior to becoming Energy Secretary, Secretary Abraham represented Michigan in the United States Senate from 1995 to 2001 where he served on the Budget, Commerce, Science and Transportation, Judiciary and Small Business Committees. Before his election to the Senate, Secretary Abraham served as co-chairman of the National Republican Congressional Committee from 1991 to 1993. He holds a J.D. from Harvard University.

Secretary Rodney E. Slater, Director. Rodney Slater has served as a member of our Board of Directors since July 2006. Secretary Slater is currently a partner in the Transportation and Infrastructure group at Patton Boggs LLP, where he has been a member since 2001. Secretary Slater served under President Clinton as the 13th Secretary of the Department of Transportation from 1997 to 2001. Before becoming Secretary, Mr. Slater was Administrator of the Federal Highway Administration from 1992 to 1997. From 1987 to 1992, he was a member of the Arkansas Sate Highway Commission where he attained the position of chairman. Secretary Slater graduated from Eastern Michigan University and earned a law degree at the University of Arkansas. Additionally, he received an Honorary Doctorate from Howard University in 1999.

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

Board of Directors

Our Board of Directors currently consists of seven directors who will be elected annually at our annual meeting of stockholders. Our amended and restated bylaws permit our Board of Directors to establish by resolution the authorized number of directors. Nine directors are currently authorized. The Board of Directors met six times during 2008. During 2008, each incumbent director attended at least 75 percent of the total number of meetings of the Board of Directors and the total number of meetings of each committee on which he served. The Board of Directors has not established a policy with regard to attendance at annual meetings of stockholders. Two directors attended our 2008 annual stockholders meeting.

Committees of the Board of Directors

The Board of Directors has established an audit committee, a compensation committee and a nominating and corporate governance committee. The composition and functioning of these committees complies with the rules of the Securities Exchange Act of 1934, as amended, and the NASDAQ Global Market that are currently applicable to us, and we intend to comply with additional requirements to the extent that they become applicable to us.

Audit Committee. The current members of our audit committee are Mr. Plaumann, Secretary Abraham and Mr. Maginn, each of whom is a non-employee member of our Board of Directors. Mr. Plaumann serves as Chairman of our audit committee. Our Board of Directors has determined that each member of our audit committee meets the requirements for financial literacy and that each member is “independent” for audit committee purposes under the applicable rules of the NASDAQ Global Market and the Securities Exchange Act of 1934, as amended. The audit committee’s responsibilities include, but are not limited to:

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

Compensation Committee. The current members of our compensation committee are Secretary Abraham, Secretary Slater and Mr. Maginn. Secretary Abraham serves as Chairman of our compensation committee. Our Board of Directors has determined that each member meets the requirements for independence under the requirements of the NASDAQ Global Market and that each is a non-employee director and an outside director, as such terms are defined under Rule 16b-3 promulgated under Section 16 of the Exchange Act and Section 162(m) of the Internal Revenue Code, respectively. The charter for our compensation committee, which is available at www.icxt.com, provides that if a member of the committee is not or ceases to be a non-employee director or an outside director, as the case may be, the member shall recuse himself or herself from the determination of awards made by the committee intended to be exempt from Section 16(b) of the Exchange Act pursuant to Rule 16b-3 or awards intended to be qualified performance-based compensation under Section 162(m), as the case may be. In the event of any recusal for any of those reasons, the remaining members of the compensation committee would constitute “the Committee” for the action in question for purposes of the compensation committee charter and any applicable plan administered by the committee, provided that the committee as so constituted for such action shall have at least two members. The compensation committee’s responsibilities include, but are not limited to:

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

Nominating and Corporate Governance Committee. The current members of our nominating and corporate governance committee are Secretary Slater, Secretary Abraham and Mr. Maginn. Mr. Maginn serves as Chairman of the committee. Our Board of Directors has determined that each member meets the requirements for independence under the requirements of the NASDAQ Global Market. The nominating and corporate governance committee’s responsibilities include, but are not limited to:

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

Based solely on our review of the copies of such reports received by us, or written representations from certain reporting persons that they filed all required reports, we believe that all of our officers, directors and greater than 10% stockholders complied with all Section 16(a) filing requirements applicable to them with respect to transactions during fiscal year 2008 with the exception of the following:

•

Hans Kobler filed a Form 3/A, Form 4/A and Form 4 on April 3, 2009 reporting withholding of shares to satisfy tax obligations on fourteen occasions in connection with the vesting of his restricted stock units that occurred monthly beginning on November 30, 2007 and ending on December 31, 2008.

•

David Cullin filed a Form 3 on December 12, 2008 reporting that he became a reporting person on or around November 7, 2007. Mr. Cullin also filed two Form 4s on December 12, 2008 reporting three transactions that occurred on November 7, 2007, March 10, 2008 and November 25, 2008.

•	Deborah Mosier filed a Form 4 on December 12, 2008 reporting a transaction on November 13, 2008.

•

Douglas Knight failed to file two Form 4s to report withholding of shares to satisfy tax obligations for transactions that occurred on November 7, 2007 and June 13, 2008. Mr. Knight’s employment with us terminated on March 25, 2009.

•

Kevin Wine failed to file one Form 4 to report withholding of shares to satisfy tax obligations for a transaction that occurred on January 7, 2009. Mr. Wine’s employment with us terminated on March 9, 2009.

•

Doman McArthur failed to file a Form 4 to report vesting of shares and withholding of shares to satisfy tax obligations for a transaction that occurred on November 7, 2007. Mr. McArthur’s employment with us terminated on March 14, 2008.

•

Daniel Manitakos failed to file two Form 4s to report a restricted stock unit award and the withholding of shares to satisfy tax obligations for transactions that occurred on March 10, 2008 and March 16, 2008. Mr. Manitakos’ employment with us terminated on April 25, 2008.

Code of Business Ethics, Conduct and Responsibility

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

We believe that retaining key executive officers is important for our success. We also believe that due to our decentralized management structure, unexpected and undesired personnel changes may be more disruptive to our business than for many other companies. Accordingly, our Board of Directors believes it is critical to pay sufficient base compensation and to provide adequate incentives to our executive officers to ensure continuity of our management team.

We established a Compensation Committee in 2007. Our Compensation Committee consists of three non-employee members of the Board of Directors. The Compensation Committee’s primary responsibility is to oversee the compensation of our executive officers. The Compensation Committee also oversees, reviews and administers our compensation, equity and employee benefit plans and programs, including plans applicable to executive officers. During 2008, our Compensation Committee met four times.

Our Compensation Committee has sought to perform annually a review of our executive officers’ compensation packages to determine whether they provide adequate incentives to achieve our business goals and whether compensation is adequate to retain and motivate our management team and competitive in comparison to other companies with whom we may compete. In evaluating the market, our Compensation Committee has relied generally on its collective experience, as well as input from other members of the Board of Directors. This has included advice and recommendations to the Compensation Committee from Mr. Jacobs, who, in addition to being a Director, also represents the interests of the holders of a majority of our outstanding shares and who has substantial business experience as well as experience in the area of executive compensation. Our Compensation Committee has considered the compensation of our named executive officers (as defined below in “Summary Compensation Table”) as well as general budgetary guidelines for aggregate annual cash and equity compensation. General budgetary guidelines for compensation, including guidelines for officer compensation, are established annually as part of our overall budget and business plan for the year. Within these guidelines, our Compensation Committee has made recommendations to the Board of Directors for determining the amounts and types of compensation for individual executive officers based on its assessment of various factors, including our overall performance and financial condition; the performance of individual officers in achieving business plan objectives such as increasing market share, launching products and integrating acquired businesses; the roles and responsibilities of individual officers; the skills and seniority of individual officers; and the current market conditions for the respective officer’s services. Our Chief Executive Officer participates in the process of determining compensation of other officers by recommending compensation adjustments to our Compensation Committee and our Board of Directors during the annual compensation review process. Our Compensation Committee and our Board of Directors consider these recommendations and discuss them with our Chief Executive Officer. However, our Board of Directors retains final authority to make compensation decisions for officers. For 2008, our Board of Directors concurred with substantially all of the compensation recommendations of the Compensation Committee and the Chief Executive Officer. Our Board of Directors sets the compensation of the Chief Executive Officer after reviewing the recommendations of the Compensation Committee.

We did not retain a compensation consultant to review our policies and procedures during 2008. We also have not adopted any formal or informal policies or guidelines for allocating compensation between long-term and short-term and between cash and non-cash compensation or among different forms of non-cash compensation. Instead our compensation program has focused on offering incentives necessary on a case by case basis to recruit and retain executives from diverse backgrounds who possess the skills necessary to achieve our business objectives.

In connection with establishing new or extended employment contracts with Mr. Kobler, Mr. Cumming and Ms. Mosier in April 2009, the Compensation Committee reviewed peer compensation information compiled in respect of the following companies: American Science and Engineering, Inc, iRobot Corporation, Axsys Technologies, Inc., L-1 Identity Solutions, Inc., Cepheid, OSI Systems, Inc., FLIR Systems, Inc., RAE Systems, Inc., and GlobalOptions Group, Inc.

The Compensation Committee reviewed a breakdown of each element of compensation by executive position, including base remuneration, cash bonus, equity awards and stock options, as well as information related to change of control and severance benefits. The Compensation Committee and the Board of Directors used this information as a reference in determining the appropriateness of the compensatory and contractual terms offered to executive officers.

During 2008, our Compensation Committee and our Board of Directors approved stock option awards totaling 102,369 shares and restricted stock units totaling 617,302 shares, including 37,961 shares awarded to our named executive officers listed below in the “Grants of Plan-Based Awards” table. The Compensation Committee and the Board of Directors did not approve any awards of restricted stock during 2008. Our Board of Directors determined the amount of the awards in light of recommendations made to the Board of Directors by the Compensation Committee based on each individual officer’s job responsibilities and equity ownership. In each case, our Compensation Committee and our Board of Directors took into consideration the incentives it believes are best tailored to recruit, retain and motivate each named executive officer.

Elements of Compensation

The following describes each element of our executive compensation program and discusses determinations regarding compensation for the 2008 fiscal year:

Base Compensation. Our Compensation Committee recommended and our Board of Directors set named executive officer base salaries based on the skills, experience and scope of responsibilities of each executive, taking into account the salaries believed to be paid by other companies for similar positions. Our Compensation Committee and Board of Directors seek to review base salaries annually. Base salaries have been adjusted from time to time to reflect each executive’s overall contribution and to conform salaries to market levels. Factors considered by our Board of Directors to determine overall compensation included the recommendations of our Chief Executive Officer and the Compensation Committee and the Board of Directors’ assessment of the relative performance of individual officers in achieving business goals, including improving profitability, increasing our market share, launching new products and integrating acquired businesses. Our Compensation Committee and our Board of Directors have relied primarily on their members’ business experience to negotiate base salaries and to determine market levels for officer compensation. Our named executive officers’ base salaries were determined in the context of negotiated employment agreements. During 2008, the Board of Directors made no change in the contractual compensation of our Chief Executive Officer. The Board did not use a third-party compensation consultant or engage in formal benchmarking of base salaries during 2008.

Annual Incentive Bonuses. Each named executive officer is generally eligible to receive annual discretionary cash or equity bonuses based on achievement of financial and operational goals as well as individual annual performance objectives. Our Board of Directors determines annual bonus payments, subject to limitations as set forth in individual employment agreements with our named executive officers. Annual financial and non-financial performance objectives are approved by our Board of Directors as part of our annual business operating plan, and the key performance objectives considered by the Board of Directors in 2008 were revenue growth, improving cash flow, developing new products, establishing the ICx brand and integrating acquired businesses. Our Chief Executive Officer made recommendations to our Board of Directors regarding performance objectives and awards for named executive officers other than himself. Performance objectives and awards for our Chief Executive Officer were determined solely by the Compensation Committee and the Board of Directors without the participation of the Chief Executive Officer. Our Board of Directors did not exclusively use numerical targets based on factors such as revenues or earnings to determine annual bonuses. Our Board believes strict adherence to such targets is impractical for a developing business such as ours. Instead, our Board of Directors believes it is preferable to retain discretion to determine awards based on performance of our executive officers in achieving financial and non-financial business objectives such as growth in product revenue and improved cash flow, expansion of margins and the integration of various businesses.

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

Severance and Change of Control Arrangements. We have granted severance and change of control arrangements to certain of our named executive officers. The terms of these benefits are described under the caption “Potential Payments Upon Termination or Change of Control.” We believe these arrangements are competitive with arrangements offered to senior executives by companies with whom we compete for executives and are necessary to the achievement of our business objective of management retention. We anticipate granting additional severance and change of control arrangements in 2009 as necessary, in the discretion of the Compensation Committee and the Board of Directors, to retain the services of executive officers and key employees.

Other Benefits. Our named executive officers are eligible to participate in our employee benefit plans provided for employees, including 401(k), group medical and dental insurance, group life insurance and short- and long-term disability insurance.

Role of Executives in Establishing Compensation. Our Chief Executive Officer has ultimate responsibility for our human resources policies. In this capacity, our Chief Executive Officer participates in the development of certain executive compensation programs, particularly with respect to annual incentive bonuses, stock options and equity awards. Once formulated, these programs are reviewed by our Chief Executive Officer and other executive officers whose input may be sought from time to time. These proposed programs are then submitted to the Compensation Committee and the Board of Directors for review and approval. While our Chief Executive Officer and Chief Financial Officer may be asked to provide information, develop compensation programs and provide recommendations to our Board of Directors, our Compensation Committee and our Board of Directors exercise final authority with respect to executive compensation matters and consider and approve all executive compensation awards. Our management and administrative staff are responsible for the implementation, execution and operation of our compensation programs, as directed by our Chief Executive Officer and Board of Directors.

Compensation Committee Activity

Our Compensation Committee met four times during 2008. The Compensation Committee oversaw the compensation of our executive officers and recommended each action taken in respect thereof to the Board of Directors for adoption.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee presently consists of E. Spencer Abraham, Rodney Slater and Robert A. Maginn, Jr. DP1, LLC (DPI) and Valentis SB, L.P. (Valentis) directly hold more than 5% of our capital stock. Joseph Jacobs, a member of our Board of Directors, is a managing member of Wexford Capital LLC, which is the manager or investment manager to DP1, Valentis, Wexford Spectrum Investors LLC, Wexford Catalyst Investors LLC and Debello Investors LLC (together, the Wexford Entities). Hans Kobler, our Executive Chairman of the Board of Directors, has an indirect ownership interest in DP1 and Valentis through an affiliate of DP1, but otherwise disclaims beneficial ownership of the shares held by DP1. These ownership interests are described under the caption “Principal Stockholders.” Mr. Kobler serves on the investment advisory committee of Digital Power Capital, LLC, which is indirectly our largest stockholder and an affiliate of Wexford VI Advisors LLC, an affiliate of DP1 and Valentis. Mr. Kobler has a contractual relationship with certain Wexford Entities pursuant to which he will receive a payment to be determined based on the net profits realized by the Wexford Entities from certain investments made by them, including their investments in us. Mr. Kobler has neither investment nor voting authority over the shares of our stock owned by the Wexford Entities.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K/A.

THE COMPENSATION COMMITTEE

E. Spencer Abraham

Rodney E. Slater

Robert A. Maginn, Jr.

Summary Compensation Table

The following table summarizes compensation for our Chief Executive Officer, Chief Financial Officer and our three other most highly compensated executive officers (collectively, our “named executive officers”) for the years ended December 31, 2008, 2007 and 2006.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (2)	All Other Compensation ($) (3)		Total ($)
Hans C. Kobler (4)	2008	$450,000	$—	$581,363	$—	$8,328	(5)	$1,039,691
Executive Chairman, Former President and Chief Executive Officer	2007	324,230	127,500	145,262	250,118	8,290	(5)	855,400
	2006	280,000	80,000	—	496,882	8,040	(5)	864,922

Colin J. Cumming (6)	2008	239,583	—	34,834	—	7,672	(7)	282,089
President, Chief Executive Officer and Director, Former Chief Technology Officer and President—Detection	2007	197,024	100,000	6,880	—	8,297	(7)	312,201
	2006	157,574	104,000	—	102,557	5,522	(7)	369,653

Deborah D. Mosier (8)	2008	235,577	—	240,361	9,155	6,742	(9)	491,835
Chief Financial Officer	2007	175,673	20,000	251,680	22,516	5,004	(9)	474,873
	2006	138,943	20,000	—	25,285	1,824	(9)	186,052

Douglas A. Knight (10)	2008	248,846	—	84,656	—	8,005	(11)	341,507
President—Solutions	2007	133,262	44,046	130,737	—	3,209	(11)	311,254
	2006	—	—	—	—	—		—

David W. Cullin	2008	200,000	15,000	82,255	13,951	7,260	(12)	318,466
Senior Vice President, Technology Transition	2007	200,000	20,000	—	—	7,230	(12)	227,230
	2006	—	—	—	—	—		—

(1)	Amounts shown do not reflect compensation actually received by the named executive officers. Rather, the amounts represent stock-based compensation expense for shares issuable upon the vesting of restricted stock units granted as calculated in accordance with SFAS 123(R), excluding any assumption for future forfeitures, as presented in our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. All other assumptions used to calculate expense amounts are described in Notes 1 and 8 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. There were no actual forfeitures of stock awards by any named executive officers during 2008, 2007 or 2006.
(2)	Amounts shown do not reflect compensation actually received by the named executive officer. Rather, the amounts represent compensation expense for stock options as calculated in accordance with SFAS 123(R), excluding any assumption for future forfeitures, as presented in our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. There were no actual forfeitures of stock options by any named executive officers during 2008, 2007 or 2006. There were no stock options granted during 2007. The accounting methods and assumptions used to calculate the expense amounts shown for stock options granted are described in Notes 1 and 8 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.
(3)	Amounts represent actual cash expenses incurred by us.
(4)	Mr. Kobler served as our President and Chief Executive Officer from our inception until April 17, 2009, at which time he resigned from these positions and was appointed our Executive Chairman.
(5)	Amounts presented for 2008 include $7,788 in matching 401(k) contributions and $540 in life insurance premiums for the benefit of Mr. Kobler. Amounts presented for 2007 include $7,750 in matching 401(k) contributions and $540 in life insurance premiums for the benefit of Mr. Kobler. Amounts presented for 2006 include $7,500 in matching 401(k) contributions and $540 in life insurance premiums for the benefit of Mr. Kobler.

(6)	Mr. Cumming served as our Chief Technology Officer since 2006 and President – Detection since 2005. On April 17, 2009, Mr. Cumming was appointed to serve as our President and Chief Executive Officer. Mr. Cumming has served as a member of our Board of Directors since 2005.
(7)	Amounts presented in 2008 include $7,188 in matching 401(k) contributions and $484 in life insurance premiums for the benefit of Mr. Cumming. Amounts presented for 2007 include $8,222 in matching 401(k) contributions and $75 in life insurance premiums for the benefit of Mr. Cumming. Amounts presented for 2006 include $5,447 in matching 401(k) contributions and $75 in life insurance premiums for the benefit of Mr. Cumming.
(8)	Ms. Mosier was named to the position of Chief Financial Officer in September 2006. Prior to such time, she served as the Chief Financial Officer of Nomadics, Inc., one of our wholly owned subsidiaries (Nomadics). The compensation information presented in this table for 2006 reflects Ms. Mosier’s compensation received from both us and Nomadics.
(9)	Amounts presented for 2008 include $6,202 in matching 401(k) contributions and $540 in life insurance premiums for the benefit of Ms. Mosier. Amounts presented for 2007 include $4,644 in matching 401(k) contributions and $360 in life insurance premiums for the benefit of Ms. Mosier. Amounts presented for 2006 include $239 in matching 401(k) contributions from Nomadics received during Ms. Mosier’s tenure as Nomadics’ Chief Financial Officer and $1,448 in matching 401(k) contributions and $137 in life insurance premiums for the benefit of Ms. Mosier from us.
(10)	Mr. Knight’s employment with us terminated on March 25, 2009.
(11)	Amounts presented in 2008 include $7,465 in matching 401(k) contributions and $540 in life insurance premiums for the benefit of Mr. Knight. Amounts presented for 2007 include $2,984 in matching 401(k) contributions and $225 in life insurance premiums for the benefit of Mr. Knight.
(12)	Amounts presented in 2008 include $6,450 in matching 401(k) contributions and $810 in life insurance premiums for the benefit of Mr. Cullin. Amounts presented for 2007 include $6,600 in matching 401(k) contributions and $630 in life insurance premiums for the benefit of Mr. Cullin.

Grants of Plan-Based Awards

The following table sets forth certain information about stock and option awards and equity and non-equity incentive awards granted to our named executive officers during the year ended December 31, 2008.

Name	Grant Date	All Other Stock Awards; Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock and Option Awards ($/Sh)
Deborah D. Mosier (1)	11/7/08	3,000	$8.09
David Cullin (2)	3/10/08	14,961	$6.35
	11/7/08	20,000	$8.09

(1)	The grant date fair value was determined to be $8.09, the fair market value of our common stock based on the closing price of our common stock on the grant date. The assumptions made in determining this value are described in Notes 1 and 8 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.
(2)	The grant date fair value was determined to be $6.35 for the March 10, 2008 grants and $8.09 for the November 7, 2008 grants, the fair market value of our common stock based on the closing price of our common stock on the grant date. The assumptions made in determining this value are described in Notes 1 and 8 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information about the equity awards we have made to our named executive officers which are outstanding as of December 31, 2008. All numbers representing shares, options and per share amounts have been adjusted to reflect a two-for-one reverse stock split as of November 7, 2007.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Hans C. Kobler	375,000	—		$15.00	2/3/16	—		—
	—	—		—	—	37,495	(1)	$296,585

Colin J. Cumming	40,000	—		$10.00	10/11/15	—		—
	—	—		—	—	3,691	(2)	29,196
	—	—		—	—	750	(3)	5,933

Deborah D. Mosier	1,200	—		$3.50	4/1/15	—		—
	6,000	—		$3.50	11/21/14	—		—
	3,166	834	(4)	$10.00	10/11/15	—		—
	—	—		—	—	2.500	(2)	19,775
	—	—		—	—	14,084	(3)	111,404
	—	—		—	—	3,000	(5)	23,730

Douglas A. Knight	—	—		—	—	14,500	(6)	114,695

David W. Cullin	23,959	1,042	(7)	$15.00	2/1/16	—		—
	—	—		—	—	1,667	(8)	13,186
	—	—		—	—	750	(9)	5,933
	—	—		—	—	9,974	(10)	78,894
	—	—		—	—	20,000	(11)	158,200

(1)	Mr. Kobler’s restricted stock units granted on October 1, 2007 vest monthly through September 2009.
(2)	Mr. Cumming’s and Ms. Mosier’s restricted stock units granted on March 15, 2007 vested on March 15, 2009.
(3)	Mr. Cumming’s and Ms. Mosier’s restricted stock units granted on November 7, 2007 vest in equal increments on November 7, 2009 and 2010.
(4)	Ms. Mosier’s options granted on October 11, 2005 vest in equal increments on a monthly basis until becoming fully vested in February 2010.
(5)	Ms. Mosier’s restricted stock units granted on November 7, 2007 vest on November 7, 2009.
(6)	Mr. Knight’s restricted stock units granted on June 12, 2007 were cancelled upon Mr. Knight’s termination of employment on March 25, 2009.
(7)	Mr. Cullin’s options granted on February 1, 2006 vested in equal increments on January 12, 2009 and February 12, 2009.
(8)	Mr. Cullin’s restricted stock granted on March 15, 2007 vested on March 16, 2009.
(9)	Mr. Cullin’s restricted stock units granted on November 7, 2007 vest in equal increments on November 7, 2009 and 2010.
(10)	Mr. Cullin’s restricted stock units granted on March 10, 2008 vest in equal increments on March 10, 2009 and 2010.
(11)	Mr. Cullin’s restricted stock units granted on November 7, 2008 vest in equal increments on November 7, 2009, 2010, 2011 and 2012.

Option Exercises and Stock Vested

The following table sets forth certain information about the value realized by our named executive officers on option award exercises and stock award vesting during the year ended December 31, 2008. All numbers representing shares, options and per share amounts have been adjusted when necessary to reflect our two-for-one reverse stock split as of November 7, 2007.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Hans C. Kobler	50,004	$358,737
Colin J. Cumming	4,066	18,684
Deborah D. Mosier	16,208	125,898
Douglas A. Knight	7,250	50,750
David W. Cullin	7,029	44,703

Pension Benefits

None of our named executives participate in or have account balances in qualified or non-qualified defined benefit plans sponsored by us.

Nonqualified Deferred Compensation

None of our named executives participate in or have account balances in non-qualified defined contribution plans or other deferred compensation plans maintained by us.

Potential Payments upon Termination or Change of Control

We have entered into agreements and maintain certain plans that will require us to provide compensation to certain named executive officers in the event of a termination of employment or a termination due to a change of control of the Company. The following tables show potential payments to our named executive officers assuming a December 31, 2008 termination date and, where applicable, using the closing price of our common stock of $7.91 (as reported by the NASDAQ Stock Market as of December 31, 2008).

Hans C. Kobler

On April 17, 2009, we amended and extended our employment agreement with Hans Kobler, our Executive Chairman, through April 30, 2013. Mr Kobler’s employment is at-will, and either we or Mr. Kobler may terminate his employment with us at any time and for any reason. Pursuant to Mr. Kobler’s extended employment agreement, we agreed to pay Mr. Kobler an annual base salary of $450,000 through September 30, 2009 and thereafter an annual base salary of $350,000 through April 30, 2013, with annual bonus amounts to be determined by the Compensation Committee. Pursuant to the extended agreement Mr. Kobler received a non-qualified stock option to purchase 313,500 shares of our common stock at an exercise price of $5.00 per share, subject to monthly vesting in 43 equal installments beginning on October 31, 2009, and Mr. Kobler retained his previously granted 100,000 restricted stock units subject to vesting in equal monthly installments of 4,166.67 units each. In the event that following a change of control Mr. Kobler is not offered continued employment on the same economic terms, or is offered employment but the terms would provide good reason as defined in the extended agreement for him to terminate his employment, all unvested options and restricted stock units held by Mr. Kobler shall be vested as of the closing date of the change of control transaction. In the event that following a change of control Mr. Kobler is offered and accepts continued employment on the same economic terms, all unvested options and restricted stock units shall vest on the earlier to occur of his subsequent termination without cause or the first anniversary of the change of control date. Upon termination of Mr. Kobler’s employment, he will be entitled to receive (i) any base salary earned but unpaid through the date of his termination, and (ii) all accrued vacation, expense reimbursements and other benefits he is due through the date of his termination. If we terminate Mr. Kobler’s employment without cause or for reasons other than death or disability, or if Mr. Kobler resigns for good reason including due to a change of control, he will be entitled to receive payment of his otherwise applicable base salary until the earlier of six months following termination or April 30, 2013. Mr. Kobler will receive such payments only if he (i) agrees to continue to be bound by and comply with the provisions of our standard At-Will Employment, Confidential Information, Non-Competition and Invention Assignment Agreement and (ii) executes and does not revoke a full general release in a form acceptable to us.

Assuming Mr. Kobler’s employment terminated on December 31, 2008 and his extended agreement was then in effect, by virtue of such agreement, he would be entitled to benefits with the value set forth in the table below:

Executive Benefits and Payments Upon Termination	Voluntary Termination, Retirement	Involuntary Not For Cause Termination	Involuntary Termination After Change of control	For Cause Termination, Death or Disability
Compensation
Base Salary	$18,750	$225,000	$225,000	$18,750
Accrued Obligations	8,654	8,654	8,654	8,654
Annual Incentive	—	—	—	—
Stock Options (unvested and accelerated)	—	—	912,285	—
Deferred Stock Awards (unvested and accelerated)	—	197,726	296,585	—

Total	$27,404	$431,380	$1,442,524	$27,404

Colin J. Cumming

On April 17, 2009, we entered into a new employment agreement with Colin Cumming, our President and Chief Executive Officer, for the period through April 30, 2013. Mr. Cumming’s employment is at-will, and either we or Mr. Cumming may terminate his employment with us at any time and for any reason. Pursuant to Mr. Cumming’s new employment agreement, we agreed to pay Mr. Cumming an annual base salary of $350,000 through September 30, 2009; provided that if Mr. Kobler ceases to perform the duties of Executive Chairman and Mr. Cumming assumes those responsibilities, Mr. Cumming’s annual base salary shall be increased to $400,000. In addition to his base annual salary, Mr. Cumming will receive $22,000 per year to defray the cost of a life insurance policy previously paid by us. Any annual bonus amounts that may be awarded to Mr. Cumming shall be determined by the Compensation Committee. Pursuant to the new agreement, Mr. Cumming received a grant of non-qualified stock options to purchase 350,000 shares of our common stock at an exercise price of $5.00 per share, subject to monthly vesting in 48 equal installments beginning April 17, 2009 through April 30, 2013. In the event that following a change of control Mr. Cumming is not offered continued employment on the same economic terms, or is offered employment but the terms would provide good reason as defined in the extended agreement for him to terminate his employment, all unvested options and restricted stock units held by Mr. Cumming shall be vested as of the closing date of the change of control transaction. In the event that following a change of control Mr. Cumming is offered and accepts continued employment on the same economic terms, all unvested options and restricted stock units shall vest on the earlier to occur of his subsequent termination without cause or the first anniversary of the change of control date. Upon termination of Mr. Cumming’s employment, he will be entitled to receive (i) any base salary earned but unpaid through the date of his termination, and (ii) all accrued vacation, expense reimbursements and other benefits he is due through the date of his termination. If we terminate Mr. Cumming’s employment without cause or for reasons other than death or disability, or if Mr. Cumming resigns for good reason including due to a change of control, he will be entitled to receive payment of his otherwise applicable base salary until the earlier of six months following termination or April 30, 2013. Mr. Cumming will receive such payments only if he (i) agrees to continue to be bound by and comply with the provisions of our standard At-Will Employment, Confidential Information, Non-Competition and Invention Assignment Agreement and (ii) executes and does not revoke a full general release in a form acceptable to us.

Assuming Mr. Cumming’s employment terminated on December 31, 2008 and his new employment agreement was then in effect, by virtue of such agreement he would be entitled to benefits with the value set forth in the table below:

Executive Benefits and Payments Upon Termination	Voluntary Termination, Retirement	Involuntary Not For Cause Termination	Involuntary Termination After Change of Control	For Cause Termination, Death or Disability
Compensation
Base Salary	$14,583	$175,000	$175,000	$14,583
Accrued Obligations	23,129	23,129	23,129	23,129
Annual Incentive	—	—	—	—
Stock Options (unvested and accelerated)	—	127,313	1,018,500	—
Deferred Stock Awards (unvested and accelerated)	—	29,196	35,129	—

Total	$37,712	$354,638	$1,251,758	$37,712

Deborah D. Mosier

On April 20, 2009, we entered into an employment agreement with Deborah Mosier, our Chief Financial Officer, for the period through April 30, 2013. Ms. Mosier’s employment is at-will, and either we or Ms. Mosier may terminate her employment with us at any time and for any reason. Pursuant to Ms. Mosier’s employment agreement, we agreed to pay Ms. Mosier an annual base salary of $250,000 through April 30, 2013, with annual bonus amounts to be determined by the Compensation Committee. In the event that following a change of control Ms. Mosier is not offered continued employment on the same economic terms, or is offered employment but the terms would provide good reason as defined in the extended agreement for her to terminate her employment, all unvested options and restricted stock units held by Ms. Mosier shall be vested as of the closing date of the change of control transaction. In the event that following a change of control Ms. Mosier is offered and accepts continued employment on the same economic terms, all unvested options and restricted stock units shall vest on the earlier to occur of her subsequent termination without cause or the first anniversary of the change of control date. Upon termination of Ms. Mosier’s employment, she will be entitled to receive (i) any base salary earned but unpaid through the date of her termination, and (ii) all accrued vacation, expense reimbursements and other benefits she is due through the date of her termination. If we terminate Ms. Mosier’s employment without cause or for reasons other than death or disability, or if Ms. Mosier resigns for good reason including due to a change of control, she will be entitled to receive payment of her base salary until the earlier of six months following termination or April 30, 2013. Ms. Mosier will receive such payments only if she (i) agrees to continue to be bound by and comply with the provisions of our standard At-Will Employment, Confidential Information, Non-Competition and Invention Assignment Agreement and (ii) executes and does not revoke a full general release in a form acceptable to us.

Assuming Ms. Mosier’s employment terminated on December 31, 2008 and her employment agreement was then in effect, by virtue of such agreement she would be entitled to benefits with the value set forth in the table below:

Executive Benefits and Payments Upon Termination	Voluntary Termination, Retirement	Involuntary Not For Cause Termination	Involuntary Termination After Change of control	For Cause Termination, Death or Disability
Compensation
Base Salary	$10,417	$125,000	$125,000	$10,417
Accrued Obligations	4,808	4,808	4,808	4,808
Annual Incentive	—	—	—	—
Stock Options (unvested and accelerated)	—	—	—	—
Deferred Stock Awards (unvested and accelerated)	—	19,775	154,909	—

Total	$15,225	$149,583	$284,717	$15,225

Douglas A. Knight

On March 25, 2009, we entered into an agreement with Mr. Knight pursuant to which his employment was terminated. Pursuant to our agreement with Mr. Knight, he received a severance payment of $62,500. The termination agreement terminated any further vesting of stock options and restricted stock held by Mr. Knight.

David W. Cullin

David W. Cullin II, our Senior Vice President, Technology Transition, is not a party to an existing contract, agreement, plan or arrangement, whether written or unwritten, involving a change of control or termination of employment that would result in a benefit to him upon such event.

Director Compensation

The table below summarizes the compensation paid by us to our non-employee directors during the year ended December 31, 2008.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)(1)		Option Awards ($) (1)		All Other Compensation ($)		Total ($)
Mark P. Mills (2)	$45,000	(3)	$—		$—		$20,000	(2)(3)	$65,000
Joseph M. Jacobs	—		—		5,109	(4)	—		5,109
Mark L. Plaumann	50,000	(5)	—		15,328	(6)	—		65,328
Robert A. Maginn, Jr.	35,000		—		10,219	(7)	—		45,219
E. Spencer Abraham	60,000		30,375	(8)	30,650	(9)	—		121,025
Rodney E. Slater	43,750		—		20,438	(10)	—		64,188

(1)	Amount reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2008 in accordance with SFAS 123(R).
(2)	Mr. Mills resigned from the Board of Directors effective as of October 1, 2008 and became a member of our Advisory Board. As of December 31, 2008, Mr. Mills has 187,500 options with an exercise price of $15.00 outstanding. All outstanding options are exercisable.
(3)	Mr. Mills assigned his board fees to Mills McCarthy Associates.

(4)	Mr. Jacobs assigned his options to Wexford Capital LLC. As of December 31, 2008, Mr. Jacobs has the following options outstanding: 1,500 options with an exercise price of $8.10; 1,250 options with an exercise price of $15.00. All outstanding options are exercisable.
(5)	Mr. Plaumann assigned his board fees to Greyhawke Capital LLC.
(6)	Mr. Plaumann assigned his options to Greyhawke Capital LLC. As of December 31, 2008, Mr. Plaumann has the following options outstanding: 4,500 options with an exercise price of $8.10; 3,750 options with an exercise price of $15.00. All outstanding options are exercisable.
(7)	As of December 31, 2008, Mr. Maginn has the following options outstanding: 3,000 options with an exercise price of $8.10; 2,500 options with an exercise price of $15.00. All outstanding options are exercisable.
(8)	The grant date fair value was determined to be $8.10, the fair market value of our common stock based on the closing price of our common stock on the grant date.
(9)	As of December 31, 2008, Mr. Abraham has the following options outstanding: 9,000 options with an exercise price of $8.10; 7,500 options with an exercise price of $15.00. All outstanding options are exercisable.
(10)	As of December 31, 2008, Mr. Slater has the following options outstanding: 6,000 options with an exercise price of $8.10; 5,000 options with an exercise price of $15.00. All outstanding options are exercisable.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of December 31, 2008 with respect to the shares of our common stock that may be issued under our existing equity compensation plans. All numbers representing shares, options and per share amounts have been adjusted to reflect a two-for-one reverse stock split as of November 7, 2007.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (2)
Equity Compensation Plans Approved by Shareholders (1)	2,950 127	$9.06	32,821,836
Equity Compensation Plans Not Approved by Shareholders	—	—	—

Total	2,950,127	$9.06	32,821,836

(1)	We issue restricted stock, restricted stock units, options and warrants to employees and non-employees under the 2007 Equity Incentive Plan. The 2007 Equity Incentive Plan is described in Note 8 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.
(2)	Securities remaining available for future issuance under the 2007 Equity Incentive Plan include 710,470 shares to be issued as participants vest in restricted stock and restricted stock units granted prior to December 31, 2008.

Principal Stockholders

The following table provides information about the beneficial ownership of our common stock as of March 31, 2009, by:

•	each person or entity known by us to own beneficially more than five percent of our common stock;

•	each of our current named executive officers;

•	each of our directors; and

•	all of our current executive officers and directors as a group.

All numbers representing shares, options and per share amounts have been adjusted to reflect a two-for-one reverse stock split as of November 7, 2007.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Outstanding	Right to Acquire	Total	Percent
Entities affiliated with Wexford Capital LLC (1) 411 W. Putnam Avenue Greenwich, CT 06830	21,483,226	377,750	21,860,976	63.57%

Hans C. Kobler (1)(2) 2100 Crystal Drive Suite 650 Arlington, VA 22202	21,583,226	752,750	22,335,976	64.95%

Colin J. Cumming (3) 1024 S. Innovation Way Stillwater, OK 74074	1,102,529	40,000	1,142,529	3.32%

David W. Cullin (4) 2100 Crystal Drive Suite 650 Arlington, VA 22202	41,461	25,001	66,462	*

Daniel T. Mongan (5) 2100 Crystal Drive Suite 650 Arlington, VA 22202	23,000	9,374	32,374	*

Deborah D. Mosier (6) 1024 S. Innovation Way Stillwater, OK 74074	56,800	15,416	72,216	*

E. Spencer Abraham (7) 2100 Crystal Drive Suite 650 Arlington, VA 22202	3,750	16,500	20,250	*

Joseph M. Jacobs (1) (8) 411 W Putnam Avenue Greenwich, CT 06930	21,483,226	377,750	21,860,976	63.57%

Robert A. Maginn, Jr. (9) 2100 Crystal Drive Suite 650 Arlington, VA 22202	85,000	5,500	90,500	*

Mark L. Plaumann (10) 2100 Crystal Drive Suite 650 Arlington, VA 22202	—	8,250	8,250	*

Rodney E. Slater (11) 2100 Crystal Drive Suite 650 Arlington, VA 22202	—	11,000	11,000	*

Douglas A. Knight (12) 2100 Crystal Drive Suite 650 Arlington, VA 22202	9,975	—	9,975	*

Directors and Executive Officers as a group (13 persons)	1,436,440	693,541	2,129,981	6.19%

*	Less than one percent.
(1)	Represents: (a) 16,876,168 shares of common stock held by DP1 LLC, (b) 2,677,058 shares of common stock and 375,000 shares of common stock issuable upon exercise of a warrant held by Valentis SB, L.P. (the Valentis Warrant), (c) 1,000,000 shares of common stock held by Wexford Spectrum Investors LLC, (d) 670,000 shares of common stock held by Wexford Catalyst Investors LLC, (e) 260,000 shares of common stock held by Debello Investors LLC and (f) options to purchase 2,750 shares of common stock, which were initially issued to Mr. Joseph Jacobs and assigned by him to Wexford Capital LLC. Wexford Capital LLC is the manager or investment manager to DP1 LLC, Valentis SB, L.P., Wexford Spectrum Investors LLC, Wexford Catalyst Investors LLC and Debello Investors LLC (together, the Wexford Entities) and as such, may be deemed to beneficially own all the shares of stock that are owned by the Wexford Entities. Mr. Jacobs, as a managing member of Wexford Capital LLC, may be deemed to beneficially own all the shares of stock which are owned by the Wexford Entities. Wexford Capital LLC and Mr. Jacobs’ disclaims beneficial ownership of the securities owned by the Wexford Entities, except in Mr. Jacobs’ case, to the extent of his direct interest in each of the members of the Wexford Entities. Mr. Kobler may be deemed to have an indirect ownership interest in the Wexford Entities through his agreement with the Wexford Entities. Mr. Kobler disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.
(2)	Mr. Kobler disclaims beneficial ownership of the 21,483,226 shares outstanding, which are owned by the Wexford Entities, except to the extent of his pecuniary interest therein. The right to acquire shares includes 375,000 shares that are subject to options that are immediately exercisable or exercisable within 60 days of March 31, 2009 and 377,750 shares relating to the Valentis Warrant of which Mr. Kobler disclaims beneficial ownership except to the extent of his pecuniary interest therein. Shares outstanding include 24,996 shares of unvested restricted stock that will fully vest on September 30, 2009. The entities affiliated with Wexford Capital LLC will be entitled to certain rights with respect to registration of 21,483,226 shares.
(3)	Mr. Cumming’s shares outstanding include 750 shares of unvested restricted stock that will fully vest on November 7, 2010. The right to acquire shares includes 40,000 shares subject to options that are immediately exercisable or exercisable within 60 days of March 31, 2009. Mr. Cumming will be entitled to certain rights with respect to registration of 1,089,957 shares.
(4)	Mr. Cullin’s shares outstanding include 750 shares of unvested restricted stock units that will fully vest on November 7, 2010, 4,987 shares of unvested restricted stock units that will fully vest on March 10, 2010, and 20,000 shares of unvested restricted stock units that will fully vest on November 7, 2012. The right to acquire shares includes 25,001 shares subject to options that are immediately exercisable or exercisable within 60 days of March 31, 2009.
(5)	Mr. Mongan’s shares outstanding include 1,667 unvested restricted stock units that vest on August 2, 2009, and 250 unvested restricted stock units that will fully vest on November 7, 2010. The right to acquire shares includes 9,374 shares subject to options that are immediately exercisable or exercisable within 60 days of March 31, 2009.
(6)	Ms. Mosier’s shares outstanding include 14,084 shares of unvested restricted stock that will fully vest on November 7, 2010, and 3,000 shares of unvested restricted stock units that will fully vest on November 7, 2012. The right to acquire shares includes 15,416 shares subject to options that are immediately exercisable or exercisable within 60 days of March 31, 2009.
(7)	Mr. Abraham will be entitled to certain rights with respect to registration of 3,750 shares. The right to acquire shares include 16,500 shares subject to options that are immediately exercisable or exercisable within 60 days of March 31, 2009.
(8)	Mr. Jacobs is a managing member of Wexford Capital LLC and of certain affiliates of the Wexford Entities. Wexford Capital LLC is an advisor or sub-advisor to the investment funds that indirectly own or control the Wexford Entities. Mr. Jacobs disclaims beneficial ownership of the 21,483,226 shares owned by the Wexford Entities and the shares relating to the Valentis Warrant except to the extent of his pecuniary interest therein. In addition, Mr. Jacobs has assigned to Wexford Capital LLC the option to purchase 2,750 shares of our common stock.

(9)	Mr. Maginn’s shares outstanding represent 85,000 shares of common stock held by New Media Investors XV, LLC. The right to acquire shares includes 5,500 shares subject to options that are immediately exercisable or exercisable within 60 days of March 31, 2009.
(10)	Mr. Plaumann’s right to acquire shares include 8,250 shares subject to options that are immediately exercisable or exercisable within 60 days of March 31, 2009.
(11)	Mr. Slater’s right to acquire shares include 11,000 shares subject to options that are immediately exercisable or exercisable within 60 days of March 31, 2009.
(12)	Mr. Knight will be entitled to certain rights with respect to registration of 9,975 shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transaction Policy

We have adopted a written policy whereby certain independent members of our Board of Directors review and approve all related party transactions. Our Board of Directors has delegated to the Audit Committee the responsibility to review and approve in advance any related party transactions.

Wexford Capital LLC and Related Entities

Wexford Capital LLC is the manager or investment manager to DP1 LLC, Valentis SB, L.P., Wexford Spectrum Investors LLC, Wexford Catalyst Investors LLC, Debello Investors LLC and Mariner Voyager Master Fund, Ltd. (together, the Wexford Entities), each of which holds shares or rights to acquire our shares. The Wexford Entities beneficially own 63.57% of our outstanding capital stock. In addition, Valentis SB, L.P. holds a warrant to purchase 375,000 shares of our common stock. The Wexford Entities, in turn, are directly or indirectly owned by a series of private investment funds (the Wexford Funds) sponsored and controlled by Wexford Capital LLC. Wexford Capital LLC has discretionary control over and the authority to vote the common stock owned by the Wexford Entities.

DP1, LLC (DPI) and Valentis SB, L.P. (Valentis) each directly hold more than 5% of our capital stock. Joseph Jacobs, a member of our Board of Directors, is a managing member of Wexford Capital LLC, which is the manager or investment manager to each of the Wexford Entities. Mark Mills, the former Chairman of our Board of Directors, and Hans Kobler, the Executive Chairman of our Board of Directors and our former President and Chief Executive Officer, each has an indirect ownership interest in DP1 and Valentis through an affiliate of DP1, but otherwise each disclaims beneficial ownership of the shares held by DP1. These ownership interests are described under the caption “Principal Stockholders.” Mr. Kobler serves on the investment advisory committee of Digital Power Capital, LLC, which is indirectly our largest stockholder and an affiliate of Wexford VI Advisors LLC, an affiliate of DP1 and Valentis. Messrs. Kobler and Mills also each have a contractual relationship with certain Wexford Entities pursuant to which Messrs. Kobler and Mills will each receive a payment to be determined based on, in each case, five percent of the net profits in excess of a preferred return realized by the Wexford Entities from certain investments made by them, including their investments in us. Messrs. Kobler and Mills have neither investment nor voting authority over the shares of our stock owned by the Wexford Entities.

Pursuant to his extended employment agreement, Mr. Kobler may devote up to five percent of his time to performing investment advisory and oversight services to Wexford Capital LLC and/or DP1.

Securities Issued to Insiders

As described above, DP1 is a holder of more than 5% of our capital stock. In addition, Joseph Jacobs, a member of our Board of Directors, is a member of certain affiliates of DP1 that own or control DP1. Hans Kobler, our Executive Chairman, has an indirect ownership interest in DP1 through an affiliate of DP1, but otherwise disclaims beneficial ownership of the shares held by DP1.

Administrative Services Agreement with Wexford Capital LLC

We have entered into an Administrative Services Agreement with Wexford Capital LLC under which we may request certain legal, accounting, back office and other services. We are obligated to reimburse Wexford Capital LLC for all of its direct and indirect costs allocated to the performance of its duties and services under the agreement. We incurred general and administrative expenses of $0.1 million and $0.4 million in 2008 and 2007, respectively, pursuant to the agreement. Either party may terminate specific services or the agreement upon written notice to the other party. Wexford Capital LLC is the investment advisor or sub-advisor to investment funds that indirectly own and control DP1 and Valentis, which are holders of more than 5% of our capital stock. Joseph Jacobs, a member of our Board of Directors, is a managing member of Wexford Capital LLC and of certain affiliates of DP1, Valentis, Valentis Investors LLC, Wexford Spectrum Investors LLC, Wexford Catalyst Investors LLC and Debello Investors LLC that own or control DP1, Valentis, Valentis Investors LLC, Wexford Spectrum Investors LLC, Wexford Catalyst Investors LLC and Debello Investors LLC.

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

Director Independence

Our Board of Directors has determined that Messrs. Abraham, Plaumann, Maginn and Slater meet the requirements for independence under the requirements of the NASDAQ Global Market. Messrs. Cumming, Jacobs and Kobler have not been determined to meet such requirements.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the aggregate fees that we paid or expect to pay our independent registered public accounting firm, Grant Thornton, LLP for fiscal 2008 and 2007.

	Fiscal 2008	Percentage Pre-approved by Audit Committee	Fiscal 2007	Percentage Pre-approved by Audit Committee
Audit Fees	$815,429	100%	$1,355,734	100%
Audit Related Fees	—	—	—	—
Tax Fees	—	—	—	—
All Other Fees	—	—	—	—

Total	$815,429	100%	$1,355,734	100%

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits.

The following exhibits are filed with this Annual Report on Form 10-K/A:

Exhibit No.	Description
10.15*	Employment Agreement between ICx Technologies, Inc. and Colin J. Cumming, effective April 17, 2009, filed as the same numbered exhibit with ICx’s Form 8-K, filed April 20, 2009, Commission File Number 001-33793

10.16*	Employment Agreement between ICx Technologies, Inc. and Hans Kobler, effective April 17, 2009, filed as the same numbered exhibit with ICx’s Form 8-K, filed April 20, 2009, Commission File Number 001-33793

10.17*	Employment Agreement between ICx Technologies, Inc. and Deborah Mosier, effective April 20, 2009, filed as the same numbered exhibit with ICx’s Form 8-K, filed April 20, 2009, Commission File Number 001-33793

10.18**	Termination Agreement between ICx Technologies, Inc. and Douglas A. Knight, dated March 25, 2009

31.1**	Certification of Colin J. Cumming, principal executive officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Deborah D. Mosier, principal financial officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Colin J. Cumming, principal executive officer of the Registrant, and Deborah D. Mosier, principal financial officer of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference
**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 30, 2009

ICX TECHNOLOGIES, INC.

By:	/S/ COLIN J. CUMMING
Colin J. Cumming
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date
	/s/ COLIN J. CUMMING Colin J. Cumming	Chief Executive Officer and Director (Principal Executive Officer)	April 30, 2009

	/s/ DEBORAH D. MOSIER Deborah D. Mosier	Chief Financial Officer (Principal Financial and Accounting Officer)	April 30, 2009

	/s/ * Hans Kobler	Executive Chairman of the Board	April 30, 2009

	/s/ * E. Spencer Abraham	Director	April 30, 2009

	/s/ * Joseph M. Jacobs	Director	April 30, 2009

	/s/ * Robert A. Maginn, Jr.	Director	April 30, 2009

	/s/ * Mark L. Plaumann	Director	April 30, 2009

	/s/ * Rodney E. Slater	Director	April 30, 2009

*By:	/s/ DANIEL T. MONGAN Daniel T. Mongan Attorney-In-Fact