Form 10-Q
period 2009-03-31
ICX TECHNOLOGIES INC
filed 2009-05-15
CIK 1334303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2009, the registrant had 34,377,481 shares of Common Stock outstanding.

ICx TECHNOLOGIES, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2009

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ICx TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	Unaudited March 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents (includes restricted cash of $8.4 million at March 31, 2009 and December 31, 2008)	$35,298,145	$38,782,103
Trade accounts receivable, net	27,856,144	37,101,003
Inventories	24,302,172	26,229,632
Deferred income taxes	19,935	19,935
Prepaid expenses and other current assets	13,750,450	13,637,466

Total current assets	101,226,846	115,770,139
Property, plant and equipment, net	10,745,082	10,913,946
Intangible assets, net	16,530,141	19,053,082
Goodwill	70,778,425	70,818,230
Other assets	3,208,264	2,743,055

Total assets	$202,488,758	$219,298,452

Liabilities and Stockholders’ Equity
Current liabilities:
Lines of credit	$2,381,072	$—
Current portion of long-term debt	71,528	58,920
Accounts payable	8,376,829	16,875,531
Accrued payroll expenses	4,813,879	5,906,904
Accrued expenses and other current liabilities	6,961,708	7,131,284
Deferred revenue	3,167,246	9,052,984

Total current liabilities	25,772,262	39,025,623
Long-term debt	147,444	175,519
Deferred income taxes	890,087	947,600
Other liabilities	1,387,285	1,342,342

Total liabilities	28,197,078	41,491,084

Commitments and Contingencies

Series A Convertible Redeemable Preferred Stock, par value $.001 per share—authorized 15,000,000; issued and outstanding 0 shares; liquidation preference $0	—	—

Stockholders’ Equity:
Common stock, par value $.001 per share, authorized 250,000,000 shares at March 31, 2009 and December 31, 2008; issued and outstanding 34,658,370 and 34,422,765 shares at March 31, 2009 and December 31, 2008, respectively	34,659	34,423
Additional paid-in capital	382,791,296	381,701,973
Treasury stock, at cost; 315,591 and 240,665 shares at March 31, 2009 and December 31, 2008, respectively	(2,566,099)	(2,214,912)
Accumulated deficit	(207,953,286)	(204,478,210)
Accumulated other comprehensive income	1,985,110	2,764,094

Total stockholders’ equity	174,291,680	177,807,368

Total liabilities and stockholders’ equity	$202,488,758	$219,298,452

The accompanying notes are an integral part of these consolidated financial statements.

ICx TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

	Unaudited Three Months Ended March 31,
	2009	2008
Revenues:
Product revenues	$16,615,032	$20,364,102
Contract research and development revenues	11,282,255	11,975,976
Service and other revenues	19,886,674	3,912,998

Total revenues	47,783,961	36,253,076

Cost of revenues:
Cost of product revenues	8,212,174	10,130,116
Cost of contract research and development revenues	8,314,119	7,683,093
Cost of service and other revenues	14,324,106	2,557,054

Total cost of revenue	30,850,399	20,370,263

Gross profit	16,933,562	15,882,813

Operating expenses:
General and administrative	7,283,566	9,637,743
Sales and marketing	6,405,248	7,831,016
Research and development	3,596,058	6,683,837
Depreciation and amortization	3,101,546	3,286,784

Total operating expenses	20,386,418	27,439,380

Operating loss	(3,452,856)	(11,556,567)

Other income (expense):
Interest income	51,853	429,549
Interest expense	(17,279)	(17,704)
Other, net	56,495	(122,124)

Total other income	91,069	289,721

Loss before income taxes	(3,361,787)	(11,266,846)
Income tax (benefit) expense	113,289	(32,213)

Loss from continuing operations	$(3,475,076)	$(11,234,633)
Loss on sale of discontinued operations, net of tax	—	(902,885)

Net loss	$(3,475,076)	$(12,137,518)

Other comprehensive income
Foreign currency translation adjustment, net of tax	(778,984)	553,490

Comprehensive loss	$(4,254,060)	$(11,584,028)

Net loss per common share
Basic and diluted	$(0.10)	$(0.36)

Basic and diluted weighted average shares outstanding	34,488,639	33,715,409

The accompanying notes are an integral part of these consolidated financial statements.

ICx TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

	Unaudited
	Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balances at January 1, 2009	34,422,765	$34,423	$381,701,973	$(204,478,210)	$2,764,094	$(2,214,912)	$177,807,368
Comprehensive income (loss):
Net loss	—	—	—	(3,475,076)	—	—	(3,475,076)
Foreign currency translation, net of tax	—	—	—	—	(778,984)	—	(778,984)

Total comprehensive loss	—	—	—	(3,475,076)	(778,984)	—	(4,254,060)
Issuances of common stock:
Stock options, warrants and restricted stock	235,605	236	50,355	—	—	—	50,591
Stock based compensation	—	—	1,038,968	—	—	—	1,038,968
Purchases of treasury stock	—	—	—	—	—	(351,187)	(351,187)

Balances at March 31, 2009	34,658,370	$34,659	$382,791,296	$(207,953,286)	$1,985,110	$(2,566,099)	$174,291,680

The accompanying notes are an integral part of this consolidated financial statement.

ICx TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Unaudited Three Months Ended March 31,
	2009	2008
Operating activities:
Net loss	$(3,475,076)	$(12,137,518)
Loss on sale of discontinued operations	—	902,885

Loss from continuing operations, net of tax	(3,475,076)	(11,234,633)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,038,968	1,670,489
Depreciation and amortization	3,101,546	3,286,784
Deferred income taxes	33,935	(87,578)
Changes in operating assets and liabilities:
Trade accounts receivable, net	9,117,848	3,036,598
Inventories	1,772,507	(3,701,588)
Prepaid expenses and other assets	(616,044)	(1,862,826)
Accounts payable	(8,395,591)	1,215,268
Accrued expenses and other liabilities	(1,835,290)	(1,368,602)
Deferred revenue	(5,853,265)	(393,066)

Net cash used in operating activities	(5,110,462)	(9,439,154)

Investing activities:
Purchases of property, plant and equipment	(664,548)	(1,362,336)
Other	—	(22,400)

Net cash used in continuing investing activities	(664,548)	(1,384,736)
Proceeds from the sale of discontinued operations	—	397,115

Net cash used in investing activities	(664,548)	(987,621)

Financing activities:
Proceeds from issuance of common stock	50,591	34,321
Borrowings under lines of credit	4,405,000	—
Repayments under lines of credit	(2,023,928)	(124,776)
Repayments of notes payable and long-term debt	(15,467)	(157,471)
Purchase of treasury shares	(351,187)	(51,929)
Other, net	—	13,788

Net cash provided by (used in) financing activities	2,065,009	(286,067)

Effect of foreign exchange rate on cash	226,043	44,792

Net change in cash and cash equivalents	(3,483,958)	(10,668,050)
Cash and cash equivalents at beginning of period	38,782,103	64,635,940

Cash and cash equivalents at end of period	$35,298,145	$53,967,890

The accompanying notes are an integral part of these consolidated financial statements.

ICx TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2009 and 2008

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

The accounting policies set forth in Note 1 to the consolidated financial statements contained in the Form 10-K filed with the Securities and Exchange Commission on March 31, 2009 have been followed in preparing the accompanying consolidated financial statements. In the Company’s opinion, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the Company’s results of operations and financial position for the interim periods presented have been made in the accompanying consolidated financial statements.

(b)	Allowance for Trade Accounts and Notes Receivable

At March 31, 2009 and December 31, 2008, trade accounts receivable, net was comprised of the following:

	March 31, 2009	December 31, 2008
U.S. government	$7,764,952	$16,389,174
Commercial and other	20,535,671	21,099,243

	$28,300,623	$37,488,417
Allowance for doubtful accounts	(444,479)	(387,414)

Trade accounts receivable, net	$27,856,144	$37,101,003

One commercial customer accounted for 13% of net trade accounts receivable at March 31, 2009, and another commercial customer accounted for 16% of net trade accounts receivable at December 31, 2008. Additionally, the U.S. government accounted for 10% or greater of the net trade accounts receivable balance at March 31, 2009 and December 31, 2008.

(c)	Inventories

At March 31, 2009 and December 31, 2008, inventories were comprised of the following:

	March 31, 2009	December 31, 2008
Raw materials	$13,718,744	$16,488,914
Work in progress	3,949,362	3,090,484
Finished goods	7,375,252	7,329,576

	$25,043,358	$26,908,974
Reserve for obsolescence	(741,186)	(679,342)

	$24,302,172	$26,229,632

(d)	Goodwill and Other Intangible Assets

Goodwill is not amortized, but instead is tested for impairment at least annually. Pursuant to the Company’s policies for assessing impairment of goodwill and long-lived assets, no goodwill was written off in the first quarter of 2009 or 2008. The Company has not historically incurred significant costs to renew or extend the term of recognized intangible assets.

(e)	Revenue Recognition

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

The Company earns contract research and development revenue by performing research and development primarily under contracts entered into with the U.S. government or as subcontractors to other commercial entities that contract with the U.S. government. The Company earns the majority of its service and other revenue from custom development services and project management and technology integration services under contracts entered into with various U.S., state or local government agencies or other commercial entities that contract with these agencies. Most of these contracts are either based on costs incurred plus a fixed fee or are based on a fixed price. The Company recognizes revenue from these contracts using the percentage of completion method in accordance with Statement of Position 81-1 as prescribed by the American Institute of Certified Public Accounts Audit and Accounting Guide, Audits of Federal Government Contractors. The Company principally uses labor efforts expended and estimated gross profit as a percentage of total estimated costs and contract value or contract milestones to measure the progress of contract completeness. Revisions in cost and contract value estimates during the progress of work have the effect of adjusting earnings in the current period for work that may have been performed in prior periods. When estimates of current costs indicate a loss, provision is made for the total anticipated loss in the current period. Under cost plus fixed fee contracts, the Company may bill and be reimbursed for costs incurred in advance of revenue recognition if the percentage of contract completeness does not coincide with costs incurred. Additionally, certain fixed price contracts provide for billings and/or payments that may not coincide with revenue recognition. To the extent that customer billings or payments are in excess of revenues, the excess is recorded as deferred revenue and contract costs in excess of expected earnings under the contract are deferred. At March 31, 2009 and December 31, 2008, the Company had included in deferred revenue $1,670,991 and $7,215,063 of excess billings or customer payments, respectively, related to percentage of completion timing differences. At March 31, 2009 and December 31, 2008, this amount included $400,923 and $4,976,523, respectively, in advanced payments received from a customer for a custom platform development project. Deferred contract costs at March 31, 2009 and December 31, 2008 were not material. In certain circumstances, revenue is recognized and costs are accrued under the percentage of completion method under cost plus and fixed fee contracts. Additionally, revenue may be recognized prior to billings on these contracts. Such amounts are recorded as unbilled revenue and are expected to be collected within one year of recognition, and if contract costs incurred are below the earnings that are expected to be realized upon contract completion are accrued until the costs are incurred. At March 31, 2009 and December 31, 2008, the Company had unbilled revenue of $9,767,457 and $10,996,971, respectively, included in other current assets in the accompanying financial statements, substantially all of which is expected to be collected within one year. At March 31, 2009 and December 31, 2008, this amount included $969,222 and $4,889,824, respectively, of unbilled revenue related to a custom platform development project. Accrued contract costs at March 31, 2009 and December 31, 2008, were not material. The Company had no material claims outstanding under its research and development contracts as at March 31, 2009.

Warranty income under separate agreements is recognized ratably over the life of the warranty. The Company recognizes revenue from services at the time the related services are performed. Deferred revenue includes $1,281,370 and $1,432,184 at March 31, 2009 and December 31, 2008, respectively, of warranty agreements and prepayments on service contracts.

The Company recognizes software revenue under the provisions of the Accounting Standards Executive Committee’s Statement of Position 97-2 (“SOP 97-2”), Software Revenue Recognition (as amended by SOP 98-9). Revenue from software license fees is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collection from the customer is reasonably assured. Revenue from post contract customer maintenance and support is deferred and recognized ratably over the life of the post contract customer maintenance and support agreement. Deferred revenue includes $214,885 and $405,737 at March 31, 2009 and December 31, 2008, respectively, of revenue deferred under multiple-element software arrangements for post contract customer support.

(f)	Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires equity-classified, share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant and to be expensed over the applicable vesting period. Under SFAS 123(R), share-based awards granted or modified are recognized in compensation expense over the applicable vesting period.

During the three months ended March 31, 2009 and 2008, the Company recorded non-cash stock-based compensation expense of $1,038,968 and $1,670,489, respectively. As of March 31, 2009, and December 31, 2008, the Company’s total unrecognized compensation cost related to stock-based awards was $3.9 million and $5.4 million, respectively.

(g)	Loss Per Share

The Company calculates loss per share in accordance with SFAS No. 128, Earnings Per Share (“SFAS 128”). Under SFAS 128, basic loss per common share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during each reporting period. Diluted loss per common share is calculated by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during each period adjusted for the effect of dilutive potential common shares calculated using the treasury stock method. However, the computation of diluted loss per share shall not assume the conversion or exercise of options that would have an anti-dilutive effect (a decrease in loss per share) on loss per share. For the quarter ended March 31, 2009, the Company had 34,488,639 weighted average shares outstanding and all of the Company’s potential common shares were anti-dilutive as the Company was in a net loss position. Those potential common shares consisted of 598,882 weighted average shares of stock. For the quarter ended March 31, 2008, the Company had 33,715,409 weighted average shares outstanding, and all of the Company’s potential common shares were anti-dilutive as the Company was in a net loss position. Those potential common shares consisted of 625,909 weighted average shares of stock.

(h)	Reclassifications

Certain 2008 balances in Note 9 to the consolidated financial statements have been reclassified to conform to the 2009 presentation, as the Company began allocating all general and administrative expenses to reportable segments. These reclassifications had no impact on reported net income.

(i)	Fair Value Measurements

Effective January 1, 2008, the Company adopted the provisions of SFAS 157, Fair Value Measurements (SFAS 157), for financial assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. On January 1, 2009, the Company adopted the provisions of SFAS 157 for nonfinancial assets and liabilities. Under SFAS 157, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. SFAS 157 describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

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

As required under SFAS 157, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Fair value is based upon quoted market prices when available. If listed price or quotes are not available, the Company employs internally-developed models that primarily use market-based inputs including yield curves and interest rates, among others.

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

Nonfinancial nonrecurring assets and liabilities included in the Company’s consolidated balance sheet include long lived assets such as property, plant and equipment, intangibles and goodwill, which are measured at fair value to test for and measure an impairment charge, when necessary. During the three months ended March 31, 2009, no such nonfinancial assets or liabilities were remeasured to fair value.

(j)	Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS 141(R), Business Combinations, (SFAS 141(R)). SFAS No. 141(R) establishes standards for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and for determining what information to disclose in connection with a business combination. Among other things, SFAS No. 141(R) requires securities issued be valued as of the acquisition date, transaction costs incurred in connection with an acquisition be expensed, except acquiree costs that meet the criteria of SFAS No. 146, contingent consideration be recorded at fair value as of the date of acquisition with subsequent changes reflected in income, and in-process research and development be capitalized as an intangible asset. The provisions of SFAS 141(R) are applicable to business combinations consummated on or after December 15, 2008. Early application is prohibited. The provisions of SFAS141(R) may impact the Company’s accounting for future business combinations, as the Company often includes provisions for the issuance of contingent consideration based on future earnings in its acquisitions.

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

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets, (FSP FAS 142-3), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. FSP FAS 142-3 will improve the consistency between the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets, and the period of expected cash flows used to measure the fair value of the asset under SFAS 141, Business Combinations , and other U.S. GAAP. FSP FAS 142-3 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. Early adoption is prohibited. Adoption of FSP FAS 142-3 on January 1, 2009, did not have a significant impact on the Company’s consolidated financial position or results of operations.

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

In April 2009, the FASB issued FASB Staff Position FSP No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (FSP 141(R)-1). FSP 141(R)-1 amends the provisions in FASB Statement 141(R) for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP 141(R)-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141(R) and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141(R)-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2008. The provisions of SFAS141(R)-1 may impact the Company’s accounting for future business combinations.

In April 2009, the FASB issued FASB Staff Position No. FSP FAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1). FSP 107-1 amends FAS No. 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments in interim financial statements. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company will adopt FSP 107-1 for its quarter ending June 30, 2009. FSB 107-1 is not expected to impact the Company’s consolidated financial position or results of operations.

In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP 115-2). The guidance applies to investments in debt securities for which other-than-temporary impairments may be recorded and also expands the presentation and disclosure requirements of other-than-temporary impairments on debt and equity securities in the financial statements. FSP 115-2 is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company will adopt FSP 115-2 for its quarter ending June 30, 2009. FSP FAS 115-2 is not expected to impact the Company’s consolidated financial position or results of operations.

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4). Based on FSP FAS 157-4, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with FAS 157. FSP FAS 157-4 is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009. The Company will adopt FSP FAS 157-4 for its quarter ending June 30, 2009. FSP FAS 157-4 is not expected to impact the Company’s consolidated financial position or results of operations.

2.	Related Party Transactions

Securities Issued to Insiders

DP1 directly holds more than 5% of the Company’s capital stock. Joseph Jacobs, a member of the Company’s Board of Directors, is a member of certain affiliates that own or control DP1, DP2 and Debello Investors, LLC. Hans Kobler, Executive Chairman of the Board, has an indirect ownership interest in DP1 and DP2 through an affiliate but otherwise disclaims beneficial ownership of DP1 or DP2.

Administrative Services Agreement with Wexford

The Company entered into an Administrative Services Agreement with Wexford under which the Company may request certain legal, accounting, back office, and other services. The Company is obligated to reimburse Wexford for all of its direct and indirect costs allocated to the performance of such services. The Company incurred general and administrative expenses of $17,903 and $40,591 in the first three months of 2009 and 2008, respectively, pursuant to the agreement. Either party may terminate specific services or cancel the agreement upon written notice to the other party.

Leases

Juergen Stein, CEO and President of Target GmbH, a subsidiary of the Company, leases facilities to the Company under a lease agreement dated January 1, 2005. Rent expense of $27,000 was incurred in the first three months of 2009 and 2008. The lease term ends on December 31, 2020, and can be renewed for one year terms thereafter.

Strange Family Holdings, LLP, leases facilities to the Company under a lease agreement dated June 15, 2005. Rent expense of $17,074 and $20,177 was incurred in the first three months of 2009 and 2008, respectively. The lease term ends on September 15, 2009, and can be renewed for six additional one year terms thereafter. Certain family members of the Strange family hold senior management positions in one of the Company’s subsidiaries.

3.	Commitments and Contingencies

The Company is routinely involved in various legal matters arising from the normal course of business. Management believes that losses, if any, arising from such actions will not have a material adverse effect on the financial position or results of operations of the Company.

4.	Income Taxes

The Company has adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48). As of March 31, 2009 and December 31, 2008, the Company had unrecognized tax benefits of $1.4 million. If recognized in future periods, $1.4 million would reduce the Company’s effective income tax rate. No interest or penalties have been accrued. The Company does not expect the unrecognized tax benefits to significantly change within the next 12 months. The Company has elected to report interest and penalties as a component of income tax expense.

5.	Lines of Credit

Lines of Credit

Certain of the Company’s subsidiaries have operating lines of credit with banks in which borrowing is generally collateralized by and based on a percentage of certain eligible accounts receivable, inventory, and/or property and equipment. Interest is based on prime or, in some cases, percentage points above prime.

At March 31, 2009, lines of credit consisted of a $2,381,072 outstanding balance on a line of credit with a maximum borrowing amount of $2.5 million, an effective interest rate of 5.50% and a maturity date of April 26, 2009. In April 2009, the Company renewed this line of credit through April 26, 2011 with similar terms.

6.	Treasury Stock

As part of the Company’s stock-based compensation plans, the Company offers employees the opportunity to make required tax payments with cash or through a net share settlement. For employees choosing net share settlement, the Company makes required tax payments on behalf of employees as their stock awards vest and then withholds a number of vested shares having a value on the date of vesting equal to the tax obligation. The shares withheld were recorded as treasury shares. During the three months ended March 31, 2009, the Company repurchased 74,926 shares in settlement of employees’ tax obligations for a total of $351,187 or an average of $4.69 per share.

7.	Stock-Based Compensation

The following table summarizes activity for nonvested restricted stock (“RS”) and nonvested restricted stock units (“RSUs”) granted under the 2007 Equity Incentive Plan for the three months ended March 31, 2009:

	2009
	Restricted Stock Units	Weighted Average Fair Value
Nonvested RS and RSUs outstanding at January 1	710,470	$9.17
RS and RSUs granted	72,837	4.14
RS and RSUs vested	(219,790)	7.28
RS and RSUs forfeited	(58,362)	11.38

Nonvested RS and RSUs outstanding at March 31	505,155	$9.04

The Company recorded stock-based compensation expense of $810,435 and $1,131,803 during the three months ended March 31, 2009 and 2008, respectively, in connection with grants of RS and RSUs. Grants of restricted stock and restricted stock units are valued using the closing market price of the Company’s common stock on the date of grant.

The aggregate intrinsic value of outstanding restricted stock and restricted stock units at March 31, 2009 was $2,045,878. Also at March 31, 2009, total compensation cost related to nonvested restricted stock and RSU awards that had not yet been recognized totaled $3,512,871. The weighted average period over which this amount will be recognized is estimated to be 1.9 years.

Stock option activity for options issued under the 2007 Equity Incentive Plan was as follows as of March 31, 2009, and for the three months then ended:

	Shares Subject to Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2009	2,790,527	$9.56
Options granted	—	—
Options exercised	(21,823)	2.32
Options terminated, cancelled or expired	(53,989)	9.77

Options outstanding at March 31, 2009	2,714,715	$9.63	5.92	$833,844

Options exercisable at March 31, 2009	2,565,367	$9.66	5.84	$826,936

No options were granted during the three months ended March 31, 2009. For options granted in 2008, the fair value of options was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

For the three months ended March 31,	2008
Grant date fair value	$3.17
Risk-free interest rate	4.00%
Dividend yield	—%
Expected life (years)	5-6.25
Expected volatility	42%-43%

No dividend yield assumption was included because the Company does not plan to pay dividends.

There were no board-discretionary stock options granted, exercised, terminated, cancelled or expired during the three months ended March 31, 2009.

Stock-based compensation expense pertaining to stock options totaled $228,533 and $538,686 for the three months ended March 31 2009 and 2008, respectively. Cash received from the exercise of stock options totaled $50,591 and $34,321 for the three months ended March 31, 2009 and 2008, respectively.

The aggregate intrinsic value of outstanding options at March 31, 2009 was $1,454,688. Also at March 31, 2008, total compensation cost related to nonvested awards that had not yet been recognized totaled $418,379. The weighted average period over which this amount will be recognized is estimated to be 1.3 years.

8.	Discontinued Operations

In the first quarter of 2008, the Company realized a loss on discontinued operations of $902,885 related to the settlement of escrow accounts and contingent purchase consideration related to three 2007 sales of businesses in the Company’s Laser segment. The Company decided to sell these units primarily because the business models did not align with the strategic plans of the Company.

9.	Segment Information

Segment information has been prepared in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. The Company has three reportable segments: detection, surveillance, and solutions. The detection segment provides chemical, biological, radiological, nuclear, and radiation detection activities. The surveillance segment provides perimeter security and monitoring. The solutions segment designs, creates, and deploys security operating systems and video networking systems. Intersegment revenues are fully eliminated in consolidation. Due to changes in the Company’s internal structure, we began allocating all general and administrative expenses to the Company’s reportable segments in 2009, whereas a portion of general and administrative expenses remained unallocated to segments in 2008. In 2009 and 2008, all sales and marketing expenses have been allocated to the Company’s reportable segments. Segment information disclosed below for the three months ended March 31, 2008, has been reclassified to conform to the 2009 presentation. Intersegment revenues are not presented for 2008, as it is not significant.

The following is a summary of information for the Company’s reportable segments:

	For the three months ended March 31, 2009
	Detection	Surveillance	Solutions	Segments Combined
Total revenues	$21,197,607	$16,079,575	$10,655,489	$47,932,671
Intersegment revenues	—	—	(148,710)	(148,710)

Revenues from external customers	21,197,607	16,079,575	10,506,779	47,783,961

Segment operating losses	(2,739,902)	(402,799)	(125,767)	(3,268,468)
Depreciation and amortization	1,914,777	743,801	258,580	2,917,158
Segment property, plant and equipment additions	616,566	(12,965)	18,162	621,763

As of March 31, 2009
Segment total assets	$101,119,679	$41,842,105	$24,711,727	$167,673,511
Segment goodwill	51,316,274	12,736,716	6,725,435	70,778,425

	For the three months ended March 31, 2008
	Detection	Surveillance	Solutions	Segments Combined
Revenues from external customers	$19,645,791	$10,803,639	$5,803,646	$36,253,076
Segment operating losses	(5,341,011)	(3,713,155)	(2,357,596)	(11,411,762)
Depreciation and amortization	1,860,841	747,692	533,446	3,141,979
Segment property, plant and equipment additions	533,114	228,526	91,802	853,442

As of December 31, 2008
Segment total assets	$105,397,381	$52,108,392	$25,569,641	$183,075,414
Segment goodwill	51,316,274	12,736,716	6,765,240	70,818,230

Following is a reconciliation of the Company’s operating losses from reportable segments to the total Company loss before income taxes:

	For the three months ended March 31,
	2009	2008
Operating losses from reportable segments	$(3,268,468)	$(11,411,762)
Unallocated depreciation and amortization expense	(184,388)	(144,805)
Interest income	51,853	429,549
Interest expense	(17,279)	(17,704)
Other non-operating gains (losses), net	56,495	(122,124)

Loss before income taxes	$(3,361,787)	$(11,266,846)

Following is a reconciliation of the property, plant and equipment additions from the Company’s reportable segments to the total property, plant and equipment additions of the Company:

	For the three months ended March 31,
	2009	2008
Total property, plant and equipment additions from reportable segments	$621,763	$853,442
Unallocated property, plant and equipment additions	42,785	508,894

Total property, plant and equipment additions	$664,548	$1,362,336

Following is a reconciliation of the total assets from the Company’s reportable segments to the total assets of the Company:

	March 31, 2009	December 31, 2008
Total assets from reportable segments	$167,673,511	$183,075,414
Unallocated cash and cash equivalents	29,108,734	31,640,943
Unallocated prepaid expenses and other assets	5,686,578	4,562,160
Deferred income taxes	19,935	19,935

Total assets	$202,488,758	$219,298,452

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-looking Statements

In this Quarterly Report on Form 10-Q, ICx Technologies, Inc. and its consolidated subsidiaries are referred to as “ICx”, “we,” “us,” or “our.” This report on Form 10-Q includes forward looking statements. All statements other than statements of historical facts contained in this Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations, are forward-looking statements. We attempt, whenever possible, to identify these forward-looking statements by words such as “may,” “will,” “could,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” and similar expressions. We have based these forward looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short term and long term business operations and objectives, and financial needs. These forward looking statements are subject to a number of risks, uncertainties and assumptions. In light of these risks, uncertainties and assumptions, the forward looking events and circumstances discussed in this Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward looking statements.

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

Our direct customers include federal agencies such as the U.S. Department of Homeland Security, U.S. Customs & Border Protection (Border Patrol) and the U. S. Transportation Security Administration, as well as various state and local governments and agencies, including the New York Police Department and the Port of Long Beach. We also provide products, components and sub-systems to leading integrators in the security and defense industries who either resell our products or integrate them into comprehensive security installations for their end customers. The value-added-resellers and system integrators that we sell products to include The Boeing Company, Honeywell International, Inc., Northrop Grumman Corp., Raytheon Company, SAIC, Inc. and Thermo Fisher Scientific, Inc. We also sell to military customers such as the U.S. Department of Defense, the U.S. Air Force, the U.S. Marines and the U.S. Army. We also sell to private sector customers such as Federal Express Corporation, The Walt Disney Company and two international airports serving the city of Houston, Texas and surrounding communities. Due to the breadth and diverse nature of our product and technology portfolio and our ability to deliver solutions for a comprehensive range of critical security applications, the future success of our business is not dependent upon a single product, technology, customer or government program.

Our objective is to grow our business organically and through the acquisition of complementary companies. To achieve this objective, we plan to:

•	continue to develop and acquire next generation technologies to strengthen our technological leadership position;

•	continue converting our innovative technologies in our research and development pipeline into new products and platforms to pursue new market opportunities;

•	continue to provide integrated, single-source solutions that prevent a broad range of critical security threats;

•	continue to extend our geographic reach and market penetration;

•	leverage our existing intellectual property and infrastructure to expand our addressable markets and further accelerate our growth; and

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

Description of Certain Factors Affecting our Revenue, Gross Profit and Operating Expenses

Product Revenue and Gross Profit. In our Detection segment, we primarily derive product revenue through the sale of a variety of chemical, biological, radiological, nuclear and explosive sensor products. In our Surveillance segment, we primarily derive product revenue from the sale of integrated towers, thermal imaging cameras and radar products. In our Solutions segment, we primarily derive product revenue from the sale of command and control advanced software products.

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

Service and Other Revenue and Gross Profit. We derive service and other revenue from three sources: (i) custom product design and development services, (ii) project management and technology integration services and (iii) training, installation and warranty contracts. Revenue from custom product design and development services and project management and technology integration services is derived from our Surveillance and Solutions segments, while training, installation and warranty contract revenues are derived from all three of our segments. A significant portion of our revenue from project management and technology integration services is derived from customers in the transportation industry. Most of our custom product design and development service contracts and project management and integration service contracts are for a fixed price and revenue is recognized under the percentage of completion method. Revenue from training and installation contracts is recognized upon completion of services. Revenue under product maintenance and extended warranty contracts is generally recognized over the requisite service period. See “Critical Accounting Policies—Revenue Recognition—Service and Other.”

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

General and Administrative Expenses. General and administrative expenses represent the costs and expenses of managing and supporting our operations. We increased our general administrative expenses in 2007 and 2006 through the use of consultants and other professionals to complete certain accounting and legal functions. We also increased general and administrative expenses by hiring additional executive officers and advisors and in connection with our overall expansion of the business. In 2008, our general and administrative expenses began to decline as a result of our focused effort to eliminate redundancies in our operations, primarily through reductions in personnel. In the first quarter of 2009, our general and administrative expenses decreased compared to the first quarter last year and we believe that our general and administrative expenses will begin to stabilize or slightly decrease throughout 2009 compared to previous years as we continue to gain efficiencies in the overall integration of our business units and our efforts to control costs.

Sales and Marketing Expenses. Beginning in 2006 through the end of 2008, we increased our spending on sales, marketing and other related business development matters to support our early stage products and emerging technologies and to support anticipated future growth in our business. With the downturn in the economy in late 2008 and the continued uncertainty in 2009, we have taken steps to scale back certain aspects of our commercial sales and marketing activities. Accordingly, in the first quarter of 2009 our sales and marketing expenses decreased compared to the same quarter last year and we expect that our sales and marketing expense will continue to decline compared to previous years throughout 2009.

Research and Development. In addition to external funding we receive and record as revenue from the U.S. government and other commercial entities for contract research and development activities, we also invest in research and development activities using our own internal funds in an effort to provide additional means for accelerating the development of new and enhanced product offerings and to expand our technological leadership. The costs of our internally funded research and development are included in our operating expenses. Beginning in 2006 and throughout most of 2008, we increased our spending on internally funded research and development activities and the integration of products and technologies among our reportable segments. One of our key objectives is to expand our market share by continuing to convert advanced technologies into products and single source integrated solutions. In 2008, we significantly increased our externally funded research and development and have significant backlog going into 2009. Accordingly, in the first quarter of 2009 our internal research and development expenses decreased compared to the same quarter last year and we expect that our internal research and development expenses will decline in 2009 compared to previous years as we utilize our technical resources on externally funded research and development activities.

Results of Operations - Comparison of First Quarters of 2009 and 2008

The following table presents selected summarized consolidated financial information for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008
	(dollars in thousands) (unaudited)
Product revenue	$16,615	$20,364
Gross profit %	50.6%	50.3%
Contract research and development revenue	$11,282	$11,976
Gross profit %	26.3%	35.8%
Service and other revenue	$19,887	$3,913
Gross profit %	28.0%	34.7%

Total revenue	$47,784	$36,253

Gross profit %	35.4%	43.8%

Operating loss excluding depreciation and amortization	$(351)	$(8,270)
Depreciation and amortization	3,102	3,287

Operating loss	$(3,453)	$(11,557)

Loss from continuing operations	$(3,475)	$(11,235)
Loss on sale of discontinued operations, net	—	(903)

Net loss	$(3,475)	$(12,138)

Product Revenue and Gross Profit. Product revenue decreased $3.8 million, or 19%, to $16.6 million in the first quarter of 2009 from $20.4 million in the first quarter of 2008. The decrease primarily resulted from reduced sales of products in our Detection segment, as discussed below in “Detection Segment – Comparison of the First Quarters Ended March 31, 2009 and 2008”. Gross profit as a percentage of product revenue was comparable at 50.6% and 50.3% in the first quarters of 2009 and 2008, respectively.

Contract Research and Development Revenue and Gross Profit. Contract research and development revenue decreased $0.7 million, or 6%, to $11.3 million in the first quarter of 2009 from $12.0 million in the first quarter of 2008. In our Detection segment, contract research and development revenue increased $3.6 million in the first quarter of 2009 compared to the same period last year primarily due to a significant long-term contract award for the development of a nuclear and chemical reconnaissance system. The increased revenue from Detection was offset by a $4.2 million reduction in contract research and development revenue in our Surveillance segment in the first quarter of 2009 compared to the same quarter in 2008. The decrease in Surveillance revenue resulted from the delivery of prototype platforms under a contract that ended in 2008. Gross profit as a percentage of contract research and development revenue was 26.3% and 35.8% in the first quarters of 2009 and 2008, respectively. The reduction in gross profit is primarily due to the mix of contract types and the estimates inherent in the recognition of revenue and costs under the percentage of completion method.

Service and Other Revenue and Gross Profit. Service and other revenue increased $16.0 million, or 410%, to $19.9 million in the first quarter of 2009 from $3.9 million in the first quarter of 2008. Service and other revenue in our Solutions segment accounted for approximately $5.3 million of the increase, the majority of which was related to new project management and integration contracts in connection with intelligent transportation systems and video networking and surveillance. In our Surveillance segment, service and other revenue accounted for approximately $10.4 million of the revenue increase, the majority of which relates to the delivery of custom platforms. Gross profit as a percentage of service and other revenue was 28.0% and 34.7% in the first quarters of 2009 and 2008, respectively. Gross profit decreased in the first quarter of 2009 primarily due to the mix of contract types and the estimates inherent in recognizing revenue and costs under the percentage of completion method of accounting.

Operating Loss. Operating loss decreased $8.1 million, or 70%, to $3.5 million in the first quarter of 2009 from $11.6 million in the first quarter of 2008. The decrease is primarily related to an increase in gross profit dollars of $1.1 million over the comparable quarter and a $7.0 million decrease in operating expenses. The increase is gross profit resulted from revenue growth. The decrease in operating expenses resulted from reduced spending on internal research and development because more of our technical resources were dedicated to externally funded contract research and development projects, and reduced general and administrative expenses primarily from reductions in personnel as we continued to make progress towards integrating our business units and eliminating redundancies in our operations. Operating loss excluding depreciation and amortization is a non-GAAP financial measure that is derived by reducing our operating loss by depreciation and amortization. Amortization primarily represents costs associated with our business acquisitions that do not correspond to an outlay of current and future cash flow. Accordingly, we believe operating loss excluding depreciation and amortization is a more meaningful measure of our recurring operations and an indicator of our working capital requirements. Operating loss excluding depreciation and amortization decreased $7.9 million, or 95%, to $0.4 million in the first quarter of 2009 from $8.3 million in the first quarter of 2008 due to increased gross profit and reduced operating expenses as explained earlier in this section.

Loss from Continuing Operations. Our loss from continuing operations decreased $7.7 million, or 69%, to $3.5 million in the first quarter of 2009 from $11.2 million in the first quarter of 2008 primarily due increased gross profit and reduced operating expenses as explained in the “Operating Loss” section above.

Discontinued Operations. In December 2006, we adopted a plan for the sale of three companies, which were sold in 2007. Those businesses did not align with our overall strategic plans. In the first quarter of 2008 we realized a loss on discontinued operations of $0.9 million related to the settlement of escrow accounts and contingent purchase consideration.

Net Loss. Net loss decreased $8.6 million, or 71%, to $3.5 million in the first quarter of 2009 from $12.1 million in the first quarter of 2008 primarily due increased gross profit and reduced operating expenses as explained in the “Operating Loss” section above.

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

Detection Segment—Comparison of the First Quarters Ended March 31, 2009 and 2008

	Three Months Ended March 31,
	2009	2008
	(dollars in thousands) (unaudited)
Revenue and gross profit %
Product revenue	$9,295	$11,634
Contract research and development revenue	11,084	7,529
Service and other revenue	819	483

Total revenue	$21,198	$19,646

Gross profit %	40.3%	49.1%

Operating loss	$(2,740)	$(5,341)

Product Revenue. Product revenue decreased $2.3 million, or 20%, to $9.3 million in the first quarter of 2009 from $11.6 million in the first quarter of 2008. The decrease primarily resulted from fewer sales of our explosive detection products. We sell our detector products primarily to the federal government, from which we have recently experienced a trend toward higher volume purchases on a less frequent basis. In 2008, purchases of detector products were lower in volume and occurred on a more frequent basis. We believe this trend has caused quarterly variability in our detection product revenue, and we believe this trend might continue in the future.

Contract Research and Development Revenue. Contract research and development revenue in the first quarter of 2009 increased $3.6 million, or 48%, to $11.1 million in the first quarter of 2009 from $7.5 million in the first quarter of 2008. The increase is primarily due to continued progress on the development of a nuclear and chemical reconnaissance system from a significant contract that was awarded to us in the fourth quarter of 2008. We also continue to see increased government spending on defense and security related programs that are pertinent to our business.

Service and Other Revenue. Service and other revenue in the first quarter of 2009 increased $0.3 million, or 60%, to $0.8 million in the first quarter of 2009 from $0.5 million in the first quarter of 2008.

Gross Profit. Gross profit as a percentage of revenue decreased from 49.1% in the first quarter of 2008 to 40.3% in the first quarter of 2009 primarily due to a higher percentage of revenue from contract research and development projects which carry lower gross margins than revenue from product sales.

Operating Loss. Operating loss decreased $2.6 million, or 49%, to $2.7 million in the first quarter of 2009 from $5.3 million in the first quarter of 2008. Operating loss excluding depreciation and amortization was $0.8 million in the first quarter of 2009, a decrease of $2.7 million, or 77%, from $3.5 million in the first quarter of 2008. A decrease in gross profit of $1.1 million over the comparable quarter was offset by $3.8 million in decreased operating expenses. The decrease in gross profit is due to a higher percentage of revenue from contract research and development projects which carry lower gross margins than revenue from product sales. The decrease in operating expenses resulted from reduced spending on internal research and development because more of our technical resources were dedicated to externally funded contract research and development projects, and reduced general and administrative expenses primarily from reductions in personnel as we continued to make progress towards integrating our business units and eliminating redundancies in our operations.

Surveillance Segment—Comparison of the Three Months Ended March 31, 2009 and 2008

	Three Months Ended March 31,
	2009	2008
	(dollars in thousands) (unaudited)
Revenue and gross profit %
Product revenue	$5,112	$5,997
Contract research and development revenue	198	4,442
Service and other revenue	10,770	365

Total revenue	$16,080	$10,804

Gross profit %	32.7%	36.4%

Operating loss	$(403)	$(3,713)

Product Revenue. Product revenue decreased $0.9 million, or 15%, to $5.1 million in the first quarter of 2009 from $6.0 million in the first quarter of 2008. The decrease is primarily due to a shift from product sales to the delivery of platforms under custom development contracts.

Contract Research and Development Revenue. Contract research and development revenue decreased $4.2 million, or 95%, to $0.2 million in the first quarter of 2009 from $4.4 million in the first quarter of 2008 primarily due to the delivery of prototype platforms under a research and development contract that ended in the second quarter of 2008.

Service and Other Revenue. Service and other revenue in the first quarter of 2009 increased $10.4 million, or 2,600%, to $10.8 million in the first quarter of 2009 from $0.4 million in the first quarter of 2008. The increase resulted from the delivery of platforms under custom development contacts.

Gross Profit. Gross profit as a percentage of revenue was 32.7% and 36.4% in the first quarters of 2009 and 2008, respectively. The decrease in gross profit resulted from a higher percentage of revenue from custom development projects which carry a lower gross profit than revenue from product sales.

Operating Loss. Operating loss decreased $3.3 million, or 89%, to $0.4 million in the first quarter of 2009 from $3.7 million in the first quarter of 2008. Operating income excluding depreciation and amortization was $0.3 million in the first quarter of 2009 compared to a loss of $3.0 million in the first quarter of 2008, an improvement of $3.3 million, or 110%. The improvement resulted from a $1.3 million increase in gross profit from revenue growth, and a $2.0 million decrease in operating expenses primarily from reductions in personnel as we continued to make progress towards integrating our business units and eliminating redundancies in our operations.

Solutions Segment—Comparison of the Three Months Ended March 31, 2009 and 2008

	Three Months Ended March 31,
	2009	2008
	(dollars in thousands) (unaudited)
Revenue and gross profit %
Product revenue	$2,232	$2,734
Contract research and development revenue	35	5
Service and other revenue	8,388	3,065

Total revenue	$10,655	$5,804

Gross profit %	29.4%	39.7%

Operating loss	$(126)	$(2,358)

Product Revenue. Product revenue decreased $0.5 million, or 19%, to $2.2 million in the first quarter of 2009 from $2.7 million in the first quarter of 2008 primarily due to timing differences in deliveries and delays in awards under the Integrated Commercial Intrusion Detection System (ICIDS) military program.

Service and Other Revenue. Service and other revenue increased $5.3 million, or 171%, to $8.4 million in the first quarter of 2009 from $3.1 million in the first quarter of 2008. The increase was primarily attributable to new contracts for project management and the integration of technologies for intelligent transportation systems.

Gross Profit. Gross profit as a percentage of revenue was 29.4% and 39.7% in the first quarters of 2009 and 2008, respectively. Gross profit decreased because a greater proportion of our revenue in the first quarter of 2009 was derived from lower margin project management, integration and installation services as compared to the first quarter of 2008 in which a greater proportion of our revenue was derived from higher margin contract engineering and design services.

Operating Loss. Operating loss decreased $2.3 million, or 96%, to $0.1 million in the first quarter of 2009 from $2.4 million in the first quarter of 2008. Operating income excluding depreciation and amortization was $0.1 million in the first quarter of 2009 compared to a loss of $1.8 million in the first quarter last year, an increase of $1.9 million, or 106%, which resulted from a $0.8 million increase in gross profit from revenue growth, and a $1.1 million decrease in operating expenses primarily from reductions in personnel as we continued to make progress towards integrating our business units and eliminating redundancies in our operations.

Reconciliation of Reportable Segment Operating Losses to the Consolidated Loss from Continuing Operations

The following tables provides a reconciliation of operating losses from reportable segments to our consolidated net loss from continuing operations for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
	(dollars in thousands) (unaudited)
Reconciliation of segment operating losses to consolidated loss from continuing operations
Segment operating losses	$(3,268)	$(11,412)
Unallocated depreciation and amortization expenses	(184)	(145)
Interest expense	(17)	(18)
Interest income	51	430
Other nonoperating gains (losses), net	56	(122)
Income tax (expense) benefit	(113)	32

Consolidated loss from continuing operations	$(3,475)	$(11,235)

Liquidity and Capital Resources

As of March 31, 2009, our principal sources of liquidity were cash and cash equivalents of $35.3 million and accounts receivable of $27.9 million. We typically experience net cash outflows from operating activities and cash inflows from investing or financing activities. We expect our cash flows from operating activities to improve as we continue to reduce our net losses through a variety of means, including but not limited to reducing general and administrative expenses by streamlining our operations, prioritizing internal research and development spending and increasing revenue through organic growth. At March 31, 2009, we had firm backlog of approximately $85 million and unfunded backlog of approximately $347 million. At March 31, 2008, we had firm backlog of approximately $46 million and unfunded backlog of approximately $214 million. We believe our backlog and recent bookings combined with operating expense reductions will be sufficient to sustain our liquidity and cash flows in 2009 and for the foreseeable future.

Our primary sources of cash historically have been our initial public offering in November 2007, customer payments for our products and services, lines of credit and short term loans and proceeds from the sale of businesses. We were incorporated in 2003 and have primarily grown our business organically and through a series of complementary acquisitions in 2005. Many of the acquired businesses have early stage products and/or emerging products and engage in research and development activities that are funded both through external government contracts and internal resources.

During 2007 and into 2008, we increased our investment in sales, marketing and other related business development structures to support our early stage products and emerging technologies. Additionally, we increased our investment in internally funded research and development activities and the integration of products and technologies among our operating units. We also increased our general and administrative expenses in 2008 and 2007 through the use of consultants and other professionals to complete certain accounting and legal functions. Consequently, our cumulative net losses, which amounted to approximately $208.0 million at March 31, 2009, were expected based on the nature of our business, the early stage of our products and technologies and our ongoing research and development activities.

In the future we may enter into acquisition agreements for complementary businesses that would require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

The following table shows our cash and cash equivalents and working capital as of March 31, 2009 and December 31, 2008:

	As of March 31, 2009	As of December 31, 2008
	(dollars in thousands)
	(unaudited)
Cash and cash equivalents	$35,298	$38,782
Working capital	75,455	76,745

The following table shows our cash flows from operating, investing and financing activities for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008
	(dollars in thousands) (unaudited)
Summary of cash flow:
Cash flows used in operating activities	$(5,110)	$(9,439)
Cash flows used in investing activities	(665)	(988)
Cash flows provided by (used in) financing activities	2,065	(286)
Effect of foreign exchange rate on cash	226	45

Consolidated net change in cash and cash equivalents	$(3,484)	$(10,668)

Cash Flows from Operating Activities. Our cash flows from operating activities are significantly influenced by spending required to support the growth of our business in areas such as research and development, sales and marketing, facilities’ expansion and certain general and administrative costs. Our operating cash flows are also influenced by our working capital needs to support growth and fluctuations in inventory, accounts receivable, accounts payable and other current assets and liabilities. The concentration of business with the U.S. government also impacts operating cash flow, particularly for fixed price contracts in which revenue recognition under the percentage of completion method may not coincide with billing. Cash flows used in operating activities decreased $4.3 million, or 46%, to $5.1 million for the first quarter of 2009 from $9.4 million in the first quarter of 2008 primarily due to a net decrease in operating assets and liabilities of $5.8 million. We expect our cash flows from operating activities to improve as we continue to reduce our net losses through a variety of means, including but not limited to reducing general and administrative expenses by streamlining our operations and reducing sales and marketing costs by scaling back our plans to expand commercial sales channels. Additionally, we are shifting the utilization of our technical resources from internal research and development to externally funded research and development contracts.

Cash Flows from Investing Activities. Cash flows from investing activities primarily relate to business acquisitions and dispositions and capital expenditures. In the first quarter of 2009, cash flows used in investing activities included $0.7 million of capital expenditures. In the first quarter of 2008, cash flows from investing activities included $1.4 million of capital expenditures offset by $0.4 million of cash proceeds released from escrow related to the sale of a company in 2007. Capital expenditures for the first quarters of 2009 and 2008 primarily pertain to the expansion of facilities and the acquisition of computer equipment and manufacturing and lab equipment. Capital expenditures also included costs associated with the implementation of an enterprise software system throughout the company.

Cash Flows from Financing Activities. Net debt issuances (repayments), in the first quarters of 2009 and 2008 were $2.4 million and ($0.3) million, respectively.

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

Revenue Recognition — Products. A significant portion of our revenue is derived from the sale of our products. We recognize revenue from product sales at the time the product is shipped, title and risk have passed to the customer and collection from the customer is reasonably assured.

Revenue Recognition — Contract Research and Development and Services. We follow the guidelines of American Institute of Certified Public Accountants (AICPA) Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts , for our contract research and development and contract service revenue. We account for sales and earnings under long-term contracts using the percentage-of-completion method of accounting. Under the percentage-of-completion method, we recognize revenue as the work progresses—either as the products are produced and delivered or as services are rendered, as applicable. We estimate profit as the difference between total estimated revenue and total estimated cost of a contract and recognize that profit over the remaining life of the contract based on either input (e.g., costs incurred) or output (e.g., units delivered) measures, as appropriate. If a revised estimate of contract profitability reveals an anticipated loss on the contract, we recognize the loss in the period it is identified.

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

Revenue Recognition — Service and Other. Service and other revenue is primarily derived from custom product design and development services, sales of custom designed products and project management and technology integration services using the percentage of completion method described above. We recognize revenue from product training and installation services when the services are provided. We generally recognize revenue for software maintenance and extended warranty contracts on a straight-line basis over the life of the contract. We recognize software revenue under the provisions of the Accounting Standards Executive Committee’s Statement of Position 97-2 (SOP 97-2), Software Revenue Recognition (as amended by SOP 98-9). Under the terms of SOPs 97-2 and 98-9, companies are required to defer all revenue from multiple-element software arrangements if sufficient vendor specific objective evidence does not exist for the allocation of revenue to the various elements of the arrangement. As a result, we recognize any revenue on multi-year software license agreements ratably over the life of the arrangement.

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

The value assigned to goodwill equals the amount of the purchase price of the business acquired in excess of the sum of the amounts assigned to identifiable acquired assets, both tangible and intangible, less liabilities assumed. At March 31, 2009, we had goodwill of $70.8 million and identifiable intangible assets, net of accumulated amortization, of $16.5 million.

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

A decline in the estimated fair value of a reporting unit could result in a goodwill impairment and a related non-cash impairment charge against earnings, if estimated fair value for the reporting unit is less than the carrying value of the net assets of the reporting unit, including its goodwill. There was no goodwill impairment charge for the quarters ended March 31, 2009 and 2008.

Stock-based Compensation. We account for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires equity-classified, share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant and to be expensed over the applicable vesting period. Under SFAS 123(R), share-based awards granted or modified are recognized in compensation expense over the applicable vesting period. We recognize this expense on a straight-line basis over the options’ expected terms.

During the first quarter of 2008, we granted 62,000 stock options. No stock options were granted in the first quarter of 2009. During the first quarter of 2009 and 2008, we granted 72,837 and 478,667 shares, respectively, of restricted stock and restricted stock units pursuant to the 2007 Equity Incentive Plan. Grants of restricted stock and restricted stock units are valued using the closing market price of our common stock on the date of grant.

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

For the three months ended March 31, 2009 and 2008, we recognized stock-based compensation expense of $1.0 million and $1.7 million, respectively. In future periods, stock-based compensation expense may increase as we issue additional equity-based awards to continue to attract and retain key employees. Additionally, SFAS 123(R) requires that we recognize compensation expense only for the portion of stock options that are expected to vest.

As of March 31, 2009, our total unrecognized compensation expense related to stock-based awards granted to employees and non-employee directors was approximately $3.9 million.

Income Taxes. We use an asset and liability approach for accounting for income taxes. Deferred income taxes are recognized for the tax consequences of temporary differences and carryforwards by applying enacted tax rates applicable to future years to differences between the financial statement amounts and the tax bases of existing assets and liabilities. We establish a valuation allowance if it is probable that some portion of the deferred tax asset will not be realized. Our determination of whether a valuation allowance is appropriate requires the exercise of judgment. At March 31, 2009, we had net operating loss carryforwards available for U.S. federal and state income taxes of $108.3 million which begin to expire in 2017. The net operating loss carryforwards that we acquired in connection with our business acquisitions may also be limited by provision of the Internal Revenue Code regarding changes in ownership. We have provided a valuation allowance against net U.S. deferred tax assets and operating loss carryforwards in certain non-U.S. jurisdictions. We have recorded a valuation allowance because of the emerging nature of our business and our history of losses. We will continue to evaluate income generated in future periods in determining the reasonableness of our position. If we determine that future income is sufficient or insufficient to cause the realization of the net operating loss carryforwards within the required time, the valuation allowance will be adjusted as necessary.

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

As of March 31, 2009 and 2008, we did not have any off-balance sheet arrangements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk. Our international businesses generate revenue and incur expenses that are denominated in foreign currencies. Historically, our foreign currency translation adjustments have not been material to our financial position or consolidated results of operations. However, changes in economic conditions impacting foreign currency exchange rates could materially increase our exposure to foreign currency fluctuations and adversely affect our consolidated results of operations or financial position, specifically with changes in the United States dollar relative to the Canadian dollar and the European Euro. Our Canadian and German subsidiaries are consolidated into our financial results and under U.S. GAAP, we are required to translate the financial condition and results of operations of these subsidiaries into United States dollars, with any corresponding translation gains or losses being recorded in other comprehensive income in our consolidated financial statements. For the three months ended March 31, 2009 and 2008, this translation adjustment, net of tax, was a loss of $0.8 million and a gain of $0.6 million, respectively. We also maintain cash balances denominated in foreign currencies. At March 31, 2009, we had $3.3 million of cash in foreign accounts. We have not hedged our exposure to changes in foreign currency rates and, as a result, could incur unanticipated translation gains and losses.

Interest Rate Risk. We had cash and cash equivalents of $35.3 million at March 31, 2009. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates. Declines in interest rates, however, will reduce future income.

At March 31, 2009, we had an open line of credit which bears interest at a variable rate adjusted based on the prime rate, under which we may borrow a maximum of $2.5 million. At March 31, 2009, $2.4 million was outstanding under this line of credit. Based on the amount outstanding and the maximum amount available for borrowing, we do not believe that changes in interest rates create material exposure to our business. Increases in interest rates, however, will increase future interest expense.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2009, we completed our evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the first fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Recent economic developments may adversely affect our business, financial condition and results of operations

Current uncertainty in global economic conditions poses a risk to the overall economy and could result in changes in the priorities and timing of spending by our government and commercial customers that are difficult to anticipate. If demand for our products and services decreases due to such changing priorities, we may be required to record an impairment on our long-lived assets, which are primarily comprised of intangible assets, which would increase our expenses. Changes in demand for our products and changes in our customers’ product needs could have a variety of negative effects on our competitive position and our financial results and, in certain cases, may reduce our revenue, increase our costs, lower our gross margin percentage, or require us to recognize impairments of our assets. Furthermore, a significant, sustained decline in our stock price and market capitalization may result in impairment of certain of our intangible assets, including goodwill, and a significant charge to earnings in our financial statements during the period in which an impairment is determined to exist. Despite the fact that our market cap is currently lower than our book value, we do not believe this would require us to perform an interim or event-driven impairment analysis based on the duration and depth of the market decline. Due to the ongoing uncertainty in market conditions, which may continue to negatively impact our market capitalization, we will continue to monitor and evaluate the carrying value of our goodwill. In the event we are required to reduce the carrying value of our goodwill, any such impairment charge could materially reduce our results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the period January 1, 2009 to March 31, 2009, we purchased the following shares:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31	3,845	(1)	$6.72	N/A	N/A
February 1-29	3,699	(1)	$5.38	N/A	N/A
March 1-31	67,382	(1)	$4.53	N/A	N/A

(1)	As part of our restricted stock plan, we offer employees the opportunity to make required tax payments with cash or through a net share settlement. For employees choosing net share settlement, we make required tax payments on behalf of employees as their stock awards vest and then withhold a number of vested shares having a value on the date of vesting equal to the tax obligation. The shares withheld were recorded as treasury shares.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2009

ICX TECHNOLOGIES, INC.

By:	/ S / COLIN J. CUMMING
Colin J. Cumming
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/ S / COLIN J. CUMMING Colin J. Cumming	Chief Executive Officer and Director (Principal Executive Officer)	May 15, 2009

/ S / DEBORAH D. MOSIER Deborah D. Mosier	Chief Financial Officer (Principal Financial and Accounting Officer)	May 15, 2009

* Hans C. Kobler	Executive Chairman of the Board	May 15, 2009

* E. Spencer Abraham	Director	May 15, 2009

* Joseph M. Jacobs	Director	May 15, 2009

* Robert A. Maginn, Jr.	Director	May 15, 2009

* Mark L. Plaumann	Director	May 15, 2009

* Rodney E. Slater	Director	May 15, 2009

* By:	/ S / DANIEL T. MONGAN
Daniel T. Mongan
Attorney-In-Fact

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002