Form 10-Q/A
period 2009-03-31
ICX TECHNOLOGIES INC
filed 2009-07-17
CIK 1334303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A amends the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 that we previously filed with the Securities and Exchange Commission on May 15, 2009. We are filing this Amendment No. 1 solely for the purpose of amending Part II, Item 6, Exhibits 31.1 and 31.2 to include introductory language in paragraph 4 referring to internal control over financial reporting.

This Amendment No. 1 amends Exhibits 31.1 and 31.2 only. All other items and exhibits contained in the Form 10-Q as filed on May 15, 2009 remain unchanged. This Amendment No. 1 does not reflect facts or events occurring after the original file date of May 15, 2009 nor modify (except as set forth above) or update the disclosures in any way.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 17, 2009

ICX TECHNOLOGIES, INC.

By:	/ S / COLIN J. CUMMING
Colin J. Cumming
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/ S / COLIN J. CUMMING	Chief Executive Officer and Director	July 17, 2009
Colin J. Cumming	(Principal Executive Officer)

/ S / DEBORAH D. MOSIER	Chief Financial Officer	July 17, 2009
Deborah D. Mosier	(Principal Financial and Accounting Officer)

/s/ *	Executive Chairman of the Board	July 17, 2009
Hans C. Kobler

/s/ *	Director	July 17, 2009
E. Spencer Abraham

/s/ *	Director	July 17, 2009
Joseph M. Jacobs

/s/ *	Director	July 17, 2009
Robert A. Maginn, Jr.

/s/ *	Director	July 17, 2009
Mark L. Plaumann

/s/ *	Director	July 17, 2009
Rodney E. Slater

* By:	/ S / DANIEL T. MONGAN
Daniel T. Mongan
Attorney-In-Fact

3