Form 10-Q
period 2009-06-30
ICX TECHNOLOGIES INC
filed 2009-08-14
CIK 1334303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of July 31, 2009, the registrant had 34,466,623 shares of Common Stock outstanding.

ICx TECHNOLOGIES, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ICx TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	Unaudited June 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$24,792,398	$30,353,728
Restricted cash	8,447,511	8,428,375
Trade accounts receivable, net	25,965,658	37,101,003
Inventories	25,226,729	26,229,632
Deferred income taxes	19,935	19,935
Prepaid expenses and other current assets	16,112,849	13,637,466

Total current assets	100,565,080	115,770,139
Property, plant and equipment, net	10,296,320	10,913,946
Intangible assets, net	14,404,262	19,053,082
Goodwill	70,924,979	70,818,230
Other assets	3,308,073	2,743,055

Total assets	$199,498,714	$219,298,452

Liabilities and Stockholders’ Equity
Current liabilities:

Current portion of long-term debt	$69,096	$58,920
Accounts payable	7,703,627	16,875,531
Accrued payroll expenses	4,875,914	5,906,904
Accrued expenses and other current liabilities	7,841,032	7,131,284
Deferred revenue	3,785,695	9,052,984

Total current liabilities	24,275,364	39,025,623
Long-term debt	134,688	175,519
Deferred income taxes	930,877	947,600
Other liabilities	363,842	1,342,342

Total liabilities	25,704,771	41,491,084

Commitments and Contingencies

Series A Convertible Redeemable Preferred Stock, par value $.001 per share—authorized 15,000,000; issued and outstanding 0 shares; liquidation preference $0	—	—

Stockholders’ Equity:
Common stock, par value $.001 per share, authorized 250,000,000 shares at June 30, 2009 and December 31, 2008; issued and outstanding 34,795,378 and 34,422,765 shares at June 30, 2009 and December 31, 2008, respectively	34,796	34,423
Additional paid-in capital	383,798,576	381,701,973
Treasury stock, at cost; 335,668 and 240,665 shares at June 30, 2009 and December 31, 2008, respectively	(2,664,582)	(2,214,912)
Accumulated deficit	(209,224,075)	(204,478,210)
Accumulated other comprehensive income	1,849,228	2,764,094

Total stockholders’ equity	173,793,943	177,807,368

Total liabilities and stockholders’ equity	$199,498,714	$219,298,452

The accompanying notes are an integral part of these consolidated financial statements.

ICx TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Product revenues	$22,390,727	$23,643,009	$39,005,758	$44,007,111
Contract research and development revenues	12,691,959	9,822,863	23,974,214	21,798,839
Service and other revenues	10,337,911	3,976,104	30,224,586	7,889,102

Total revenues	45,420,597	37,441,976	93,204,558	73,695,052

Cost of revenues:
Cost of product revenues	11,052,936	11,084,481	19,265,111	21,214,597
Cost of contract research and development revenues	9,565,234	6,806,262	17,879,352	14,489,355
Cost of service and other revenues	7,348,548	2,414,844	21,672,654	4,971,898

Total cost of revenue	27,966,718	20,305,587	58,817,117	40,675,850

Gross profit	17,453,879	17,136,389	34,387,441	33,019,202

Operating expenses:
General and administrative	6,802,010	8,009,612	14,085,585	17,647,355
Sales and marketing	5,903,463	8,585,664	12,308,701	16,416,680
Research and development	3,169,236	5,877,124	6,765,293	12,560,961
Depreciation and amortization	3,074,129	3,367,098	6,175,675	6,653,882

Total operating expenses	18,948,838	25,839,498	39,335,254	53,278,878

Operating loss	(1,494,959)	(8,703,109)	(4,947,813)	(20,259,676)

Other income (expense):
Interest income	39,118	246,593	90,971	676,142
Interest expense	(37,234)	(11,406)	(54,513)	(29,110)
Other, net	344,419	(257,380)	400,913	(379,504)

Total other income (expense)	346,303	(22,193)	437,371	267,528

Loss before income taxes	(1,148,656)	(8,725,302)	(4,510,442)	(19,992,148)
Income tax expense	122,134	232,181	235,423	199,968

Loss from continuing operations	$(1,270,790)	$(8,957,483)	$(4,745,865)	$(20,192,116)
Loss on sale of discontinued operations, net of tax	—	—	—	(902,885)

Net loss	$(1,270,790)	$(8,957,483)	$(4,745,865)	$(21,095,001)

Other comprehensive income (loss)
Foreign currency translation adjustment, net of tax	(135,882)	167,345	(914,866)	720,835

Comprehensive loss	$(1,406,672)	$(8,790,138)	$(5,660,731)	$(20,374,166)

Net loss per common share
Basic and diluted	$(0.04)	$(0.26)	$(0.14)	$(0.62)

Basic and diluted weighted average shares outstanding	34,720,320	33,989,893	34,605,809	33,852,651

The accompanying notes are an integral part of these consolidated financial statements.

ICx TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

	Unaudited
	Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balances at January 1, 2009	34,422,765	$34,423	$381,701,973	$(204,478,210)	$2,764,094	$(2,214,912)	$177,807,368
Comprehensive income (loss):
Net loss	—	—	—	(4,745,865)	—	—	(4,745,865)
Foreign currency translation, net of tax	—	—	—	—	(914,866)	—	(914,866)

Total comprehensive loss	—	—	—	(4,745,865)	(914,866)	—	(5,660,731)
Issuances of common stock:
Stock options, warrants and restricted stock	372,613	373	94,503	—	—	—	94,876
Stock based compensation	—	—	2,002,100	—	—	—	2,002,100
Purchases of treasury stock	—	—	—	—	—	(449,670)	(449,670)

Balances at June 30, 2009	34,795,378	$34,796	$383,798,576	$(209,224,075)	$1,849,228	$(2,664,582)	$173,793,943

The accompanying notes are an integral part of this consolidated financial statement.

ICx TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Unaudited Six Months Ended June 30,
	2009	2008
Operating activities:
Net loss	$(4,745,865)	$(21,095,001)
Loss on sale of discontinued operations	—	902,885

Loss from continuing operations, net of tax	(4,745,865)	(20,192,116)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	2,002,100	3,135,185
Depreciation and amortization	6,175,675	6,653,882
Deferred income taxes	74,724	(87,578)
Increase in restricted cash	(19,136)	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	11,008,334	829,786
Inventories	847,950	(7,455,029)
Prepaid expenses and other assets	(3,081,837)	901,789
Accounts payable	(9,068,793)	(107,208)
Accrued expenses and other liabilities	(2,613,017)	(295,299)
Deferred revenue	(5,234,816)	86,501

Net cash used in operating activities	(4,654,681)	(16,530,087)

Investing activities:
Purchases of property, plant and equipment	(939,018)	(2,679,269)
Business combinations	—	(5,465,393)
Increase in restricted cash	—	(8,362,416)

Net cash used in continuing investing activities	(939,018)	(16,507,078)
Proceeds from the sale of discontinued operations	—	1,797,115

Net cash used in investing activities	(939,018)	(14,709,963)

Financing activities:
Proceeds from issuance of common stock	94,876	131,234
Borrowings under lines of credit	5,693,600	—
Repayments under lines of credit	(5,693,600)	(124,776)
Repayments of notes payable and long-term debt	(30,654)	(99,607)
Purchase of treasury shares	(449,670)	(784,528)
Other, net	—	(25,035)

Net cash used in financing activities	(385,448)	(902,712)

Effect of foreign exchange rate on cash	417,817	53,894

Net change in cash and cash equivalents	(5,561,330)	(32,088,868)
Cash and cash equivalents at beginning of period	30,353,728	64,635,940

Cash and cash equivalents at end of period	$24,792,398	$32,547,072

The accompanying notes are an integral part of these consolidated financial statements.

ICx TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2009 and 2008

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

Management of the Company is required to consider material events that occur after the date, but prior to the issuance, of the financial statements and evaluate whether such events require modification to the reported results or footnote disclosure. The Company has evaluated subsequent events through the date of this filing, August 14, 2009.

(b)	Allowance for Trade Accounts and Notes Receivable

At June 30, 2009 and December 31, 2008, trade accounts receivable, net was comprised of the following:

	June 30, 2009	December 31, 2008
U.S. government	$5,131,255	$16,389,174
Commercial and other	21,854,768	21,099,243

	$26,986,023	$37,488,417
Allowance for doubtful accounts	(1,020,365)	(387,414)

Trade accounts receivable, net	$25,965,658	$37,101,003

No commercial customer accounted for more than 10% of net trade accounts receivable at June 30, 2009. One commercial customer accounted for 16% of net trade accounts receivable at December 31, 2008. Additionally, the U.S. government accounted for 10% or greater of the net trade accounts receivable balance at June 30, 2009 and December 31, 2008.

(c)	Inventories

At June 30, 2009 and December 31, 2008, inventories were comprised of the following:

	June 30, 2009	December 31, 2008
Raw materials	$14,461,245	$16,488,914
Work in progress	4,404,663	3,090,484
Finished goods	7,287,670	7,329,576

	$26,153,578	$26,908,974
Reserve for obsolescence	(926,849)	(679,342)

	$25,226,729	$26,229,632

(d)	Goodwill and Other Intangible Assets

Goodwill is not amortized, but instead is tested for impairment at least annually. Pursuant to the Company’s policies for assessing impairment of goodwill and long-lived assets, no goodwill was written off in the first six months of 2009 or 2008. The Company has not historically incurred significant costs to renew or extend the term of recognized intangible assets.

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

The Company earns contract research and development revenue by performing research and development primarily under contracts entered into with the U.S. government or as subcontractors to other commercial entities that contract with the U.S. government. The Company earns the majority of its service and other revenue from custom development services and project management and technology integration services under contracts entered into with various U.S., state or local government agencies or other commercial entities that contract with these agencies. Most of these contracts are either based on costs incurred plus a fixed fee or are based on a fixed price. The Company recognizes revenue from these contracts using the percentage of completion method in accordance with Statement of Position 81-1 as prescribed by the American Institute of Certified Public Accounts Audit and Accounting Guide, Audits of Federal Government Contractors. The Company principally uses labor efforts expended and estimated gross profit as a percentage of total estimated costs and contract value or contract milestones to measure the progress of contract completeness. Revisions in cost and contract value estimates during the progress of work have the effect of adjusting earnings in the current period for work that may have been performed in prior periods. When estimates of current costs indicate a loss, provision is made for the total anticipated loss in the current period. Under cost plus fixed fee contracts, the Company may bill and be reimbursed for costs incurred in advance of revenue recognition if the percentage of contract completeness does not coincide with costs incurred. Additionally, certain fixed price contracts provide for billings and/or payments that may not coincide with revenue recognition. To the extent that customer billings or payments are in excess of revenues, the excess is recorded as deferred revenue and contract costs in excess of expected earnings under the contract are deferred. At June 30, 2009 and December 31, 2008, the Company had included in deferred revenue $2,092,791 and $7,215,063 of excess billings or customer payments, respectively, related to percentage of completion timing differences. At June 30, 2009 and December 31, 2008, this amount included $0 and $4,976,523, respectively, in advanced payments received from a customer for a custom platform development project. Deferred contract costs at June 30, 2009 and December 31, 2008 were not material. In certain circumstances, revenue is recognized and costs are accrued under the percentage of completion method under cost plus and fixed fee contracts. Additionally, revenue may be recognized prior to billings on these contracts. Such amounts are recorded as unbilled revenue and are expected to be collected within one year of recognition, and if contract costs incurred are below the earnings that are expected to be realized upon contract completion, they are accrued until the costs are incurred. At June 30, 2009 and December 31, 2008, the Company had unbilled revenue of $11,738,692 and $10,996,971, respectively, included in other current assets in the accompanying financial statements, substantially all of which is expected to be collected within one year. At June 30, 2009 and December 31, 2008, this amount included $180,228 and $4,889,824, respectively, of unbilled revenue related to a custom platform development project. Accrued contract costs at June 30, 2009 and December 31, 2008, were not material. The Company had no material claims outstanding under its research and development contracts as of June 30, 2009.

Warranty income under separate agreements is recognized ratably over the life of the warranty. The Company recognizes revenue from services at the time the related services are performed. Deferred revenue includes $1,428,022 and $1,432,184 at June 30, 2009 and December 31, 2008, respectively, of warranty agreements and prepayments on service contracts.

The Company recognizes software revenue under the provisions of the Accounting Standards Executive Committee’s Statement of Position 97-2 (“SOP 97-2”), Software Revenue Recognition (as amended by SOP 98-9). Revenue from software license fees is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collection from the customer is reasonably assured. Revenue from post contract customer maintenance and support is deferred and recognized ratably over the life of the post contract customer maintenance and support agreement. Deferred revenue includes $264,882 and $405,737 at June 30, 2009 and December 31, 2008, respectively, of revenue deferred under multiple-element software arrangements for post contract customer support.

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

During the three months ended June 30, 2009 and 2008, the Company recorded non-cash stock-based compensation expense of $963,129 and $1,464,696, respectively. During the six months ended June 30, 2009 and 2008, the Company recorded non-cash stock-based compensation expense of $2,002,100 and $3,135,185, respectively. As of June 30, 2009, and December 31, 2008, the Company’s total unrecognized compensation cost related to stock-based awards was $4.3 million and $5.4 million, respectively.

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

For the quarter ended June 30, 2009, the Company had 34,720,320 weighted average shares outstanding and all of the Company’s potential common shares were anti-dilutive as the Company was in a net loss position. Those potential common shares consisted of 398,128 weighted average shares of stock.

For the quarter ended June 30, 2008, the Company had 33,989,893 weighted average shares outstanding, and all of the Company’s potential common shares were anti-dilutive as the Company was in a net loss position. Those potential common shares consisted of 600,460 weighted average shares of stock.

For the six months ended June 30, 2009, the Company had 34,605,809 weighted average shares outstanding and all of the Company’s potential common shares were anti-dilutive as the Company was in a net loss position. Those potential common shares consisted of 479,750 weighted average shares of stock.

For the six months ended June 30, 2008, the Company had 33,852,651 weighted average shares outstanding, and all of the Company’s potential common shares were anti-dilutive as the Company was in a net loss position. Those potential common shares consisted of 593,587 weighted average shares of stock.

(h)	Reclassifications

Certain 2008 balances in the consolidated balance sheets and the consolidated statements of cash flows have been reclassified to conform to the 2009 presentation of restricted cash. Additionally, certain 2008 balances in Note 9 to the consolidated financial statements have been reclassified to conform to the 2009 presentation, as the Company began allocating all general and administrative expenses to reportable segments. These reclassifications had no impact on reported net income.

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

Nonfinancial nonrecurring assets and liabilities included in the Company’s consolidated balance sheet include long lived assets such as property, plant and equipment, intangibles and goodwill, which are measured at fair value to test for and measure an impairment charge, when necessary. During the six months ended June 30, 2009, no such nonfinancial assets or liabilities were remeasured to fair value.

(j)	Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. The Company has reviewed the recently issued pronouncements and concluded that the following new accounting standards are applicable to the Company.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160). SFAS 160 amends Accounting Research Bulletin No. 5, Consolidated Financial Statements. SFAS 160 changed the accounting and reporting for minority interests, which are now recharacterized as noncontrolling interests and classified as a component of equity in the Company’s consolidated balance sheet. SFAS 160 was effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. Early adoption was prohibited. Adoption of SFAS 160 on January 1, 2009 did not have a material impact on the consolidated financial statements as the Company does not currently have any material noncontrolling interests.

In December 2007, the FASB issued SFAS 141(R), Business Combinations (SFAS 141(R)). SFAS No. 141(R) establishes standards for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and for determining what information to disclose in connection with a business combination. Among other things, SFAS No. 141(R) requires securities issued be valued as of the acquisition date, transaction costs incurred in connection with an acquisition be expensed, except acquiree costs that meet the criteria of SFAS No. 146, contingent consideration be recorded at fair value as of the date of acquisition with subsequent changes reflected in income, and in-process research and development be capitalized as an intangible asset. The provisions of SFAS 141(R) are applicable to business combinations consummated on or after December 15, 2008. Early application was prohibited. The provisions of SFAS141(R) may impact the Company’s accounting for future business combinations, as the Company often includes provisions for the issuance of contingent consideration based on future earnings in its acquisitions.

In April 2009, the FASB issued FASB Staff Position FSP No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (FSP 141(R)-1). FSP 141(R)-1 amends the provisions in SFAS 141(R) for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP 141(R)-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS 141(R) and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141(R)-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2008. The provisions of FSP 141(R)-1 may impact the Company’s accounting for future business combinations.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110, Share-Based Payment (SAB 110) regarding the use of a “simplified” method, as discussed in SAB No. 107, Share-Based Payment (SAB 107), in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), Share-Based Payment. In SAB 110, the staff indicated that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior would, over time, become readily available to companies. Therefore, the staff stated in SAB 110 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available, particularly if a company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options. However, as additional information becomes available to allow us to estimate expected term, we will discontinue use of the simplified method, as required by SAB 110. We do not believe discontinued use of the simplified method will have a material impact on our consolidated financial position or results of operations.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets, (FSP FAS 142-3), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. FSP FAS 142-3 will improve the consistency between the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets, and the period of expected cash flows used to measure the fair value of the asset under SFAS 141, Business Combinations, and other U.S. GAAP. FSP FAS 142-3 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. Early adoption was prohibited. Adoption of FSP FAS 142-3 on January 1, 2009, did not have a significant impact on the Company’s consolidated financial position or results of operations.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (FSP EITF 03-6-1). FSP EITF 03-6-1 addresses whether unvested share-based payment awards with rights to receive dividends or dividend equivalents should be considered as participating securities for the purposes of applying the two-class method of calculating earnings per share (“EPS”) under SFAS 128. The FASB staff concluded that unvested share-based payments awards that contain nonforfeitable rights to receive dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing EPS. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years and requires that all prior period EPS data presented be adjusted retrospectively. Early application was not permitted. Adoption of EITF 03-6-1 on January 1, 2009, did not have a material impact on the Company’s consolidated financial position or results of operations.

In November 2008, the FASB ratified Emerging Issues Task Force No. 08-7, Accounting for Defensive Intangible Assets (EITF 08-7), which clarifies the accounting for defensive intangible assets, or certain separately identifiable intangible assets acquired in a business combination that an entity does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. EITF 08-7 requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounts that should be amortized to expense over the period the asset diminishes in value. EITF 08-7 is effective for all intangible assets acquired on or after the first fiscal year beginning on or after December 15, 2008. Early adoption was not permitted. The provisions of EITF 08-7 may impact the Company’s accounting for future business combinations if defensive intangible assets are acquired.

In April 2009, the FASB issued FASB Staff Position No. FSP FAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1). FSP 107-1 amends FAS No. 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments in interim financial statements. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted FSP 107-1 for its quarter ending June 30, 2009. Adoption of FSB 107-1 did not have a material impact on the Company’s consolidated financial position or results of operations.

In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP 115-2). The guidance applies to investments in debt securities for which other-than-temporary impairments may be recorded and also expands the presentation and disclosure requirements of other-than-temporary impairments on debt and equity securities in the financial statements. FSP 115-2 is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted FSP 115-2 for its quarter ending June 30, 2009. Adoption of FSP FAS 115-2 did not have a material impact on the Company’s consolidated financial position or results of operations, as the Company does not hold material investments in debt or equity securities.

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4). Based on FSP FAS 157-4, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with FAS 157. FSP FAS 157-4 is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009. The Company adopted FSP FAS 157-4 for its quarter ending June 30, 2009. Adoption of FSP FAS 157-4 did not have a material impact on the Company’s consolidated financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS 165 sets forth (a) the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (b) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements, and (c) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. SFAS 165 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, and is effective for interim and annual periods ending after June 15, 2009. The Company adopted SFAS 165 for its quarter ending June 30, 2009. Adoption of SFAS 165 did not have a material impact on the Company’s consolidated financial position or results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Codification and the Hierarchy of Generally Accepted Accounting Principles (SFAS 168). SFAS 168 establishes the Financial Accounting Standards Board Accounting Standards Codification (the “Codification”) as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases issued by the SEC are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company will adopt SFAS 168 as required for its quarter ending September 30, 2009. Adoption of SFAS 168 is not expected to impact the Company’s consolidated financial position or results of operations. Upon adoption, financial statement disclosures will be modified to include references to authoritative accounting literature in accordance with the Codification.

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

Administrative Services Agreement with Wexford

The Company entered into an Administrative Services Agreement with Wexford under which the Company may request certain legal, accounting, back office, and other services. The Company is obligated to reimburse Wexford for all of its direct and indirect costs allocated to the performance of such services. The Company incurred general and administrative expenses of $13,015 and $26,245 in the three months ended June 30, 2009 and 2008, respectively, and $30,918 and $66,836 in the six months ended June 30, 2009 and 2008, respectively, pursuant to the agreement. Either party may terminate specific services or cancel the agreement upon written notice to the other party.

Leases

Juergen Stein, CEO and President of Target GmbH, a subsidiary of the Company, leases facilities to the Company under a lease agreement dated January 1, 2005. Rent expense of $27,000 was incurred in the three months ended June 30, 2009 and 2008, respectively. Rent expense of $54,000 was incurred in the six months ended June 30, 2009 and 2008, respectively. The lease term ends on December 31, 2020, and can be renewed for one year terms thereafter.

Strange Family Holdings, LLP, leases facilities to the Company under a lease agreement dated June 15, 2005. Rent expense of $17,074 and $18,977 was incurred in the three months ended June 30, 2009 and 2008, respectively. Rent expense of $34,148 and $39,153 was incurred in the six months ended June 30, 2009 and 2008, respectively. The lease term ends on September 15, 2009, and can be renewed for six additional one year terms thereafter. Certain family members of the Strange family hold senior management positions in one of the Company’s subsidiaries.

3.	Commitments and Contingencies

The Company is routinely involved in various legal matters arising from the normal course of business. Management believes that losses, if any, arising from such actions will not have a material adverse effect on the financial position or results of operations of the Company.

4.	Income Taxes

The Company has adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes , an Interpretation of FASB Statement No. 109 (FIN 48). As of June 30, 2009 and December 31, 2008, the Company had unrecognized tax benefits of $1.4 million. If recognized in future periods, $1.4 million would reduce the Company’s effective income tax rate. No interest or penalties have been accrued. The Company does not expect the unrecognized tax benefits to significantly change within the next 12 months. The Company has elected to report interest and penalties as a component of income tax expense.

5.	Lines of Credit

Lines of Credit

Certain of the Company’s subsidiaries have operating lines of credit with banks in which borrowing is generally collateralized by and based on a percentage of certain eligible accounts receivable, inventory, and/or property and equipment. Interest is based on prime or, in some cases, percentage points above prime.

At June 30, 2009, no amounts were outstanding under a line of credit with a maximum borrowing amount of $2.5 million, an effective interest rate of 5.50% and a maturity date of April 26, 2011.

6.	Treasury Stock

As part of the Company’s stock-based compensation plans, the Company offers employees the opportunity to make required tax payments with cash or through a net share settlement. For employees choosing net share settlement, the Company makes required tax payments on behalf of employees as their stock awards vest and then withholds a number of vested shares having a value on the date of vesting equal to the tax obligation. The shares withheld were recorded as treasury shares. During the six months ended June 30, 2009, the Company repurchased 95,003 shares in settlement of employees’ tax obligations for a total of $449,670 or an average of $4.73 per share.

7.	Stock-Based Compensation

The following table summarizes activity for nonvested restricted stock (“RS”) and nonvested restricted stock units (“RSUs”) granted under the 2007 Equity Incentive Plan for the six months ended June 30, 2009:

	2009
	Restricted Stock and Restricted Stock Units	Weighted Average Fair Value
Nonvested RS and RSUs outstanding at January 1	710,470	$9.17
RS and RSUs granted	207,781	4.14
RS and RSUs vested	(283,534)	8.14
RS and RSUs forfeited	(73,645)	10.74

Nonvested RS and RSUs outstanding at June 30	561,072	$7.62

The Company recorded stock-based compensation expense of $0.8 and $1.1 million during the three months ended June 30, 2009 and 2008, respectively, and $1.6 and $2.2 million during the six months ended June 30, 2009 and 2008, respectively, in connection with grants of RS and RSUs. Grants of RS and RSUs are valued using the closing market price of the Company’s common stock on the date of grant.

The aggregate intrinsic value of outstanding RS and RSUs at June 30, 2009 was $3,387,552. Also at June 30, 2009, total compensation cost related to nonvested RS and RSU awards that had not yet been recognized totaled $3,176,107. The weighted average period over which this amount will be recognized is estimated to be 2.1 years.

Stock option activity for options issued under the 2007 Equity Incentive Plan was as follows as of June 30, 2009, and for the six months then ended:

	Shares Subject to Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2009	2,790,527	$9.56
Options granted	671,500	4.99
Options exercised	(44,637)	1.97
Options terminated, cancelled or expired	(88,803)	8.14

Options outstanding at June 30, 2009	3,328,587	$8.79	6.56	$2,353,618

Options exercisable at June 30, 2009	2,578,274	$9.71	5.71	$1,694,246

For options granted in 2009 and 2008, the fair value of options was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

For the six months ended June 30,	2009	2008
Grant date fair value	$1.78	$3.13
Risk-free interest rate	2.01-2.195%	3.72%
Dividend yield	—%	—%
Expected life (years)	6.25-6.5	5-6.25
Expected volatility	47.0%	41.5%-42.7%

No dividend yield assumption was included because the Company does not plan to pay dividends.

Board-discretionary stock option activity was as follows as of June 30, 2009, and for the six months then ended:

	Shares Subject to Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2009	159,600	$0.16
Options granted	—	—
Options exercised	(45,100)	0.16
Options terminated, cancelled or expired	—	—

Options outstanding at June 30, 2009	114,500	$0.16	6.03	$668,680

Options exercisable at June 30, 2009	114,500	$0.16	6.03	$668,680

Stock-based compensation expense pertaining to stock options totaled $0.2 and $0.4 million for the three months ended June 30, 2009 and 2008, respectively, and $0.4 million and $0.9 million for the six months ended June 30, 2009 and 2008, respectively. Cash received from the exercise of stock options totaled approximately $44,000 and $97,000 for the three months ended June 30, 2009 and 2008, respectively, and approximately $95,000 and $131,000 for the six months ended June 30, 2009 and 2008, respectively.

The aggregate intrinsic value of outstanding options at June 30, 2009 was $3,022,298. Also at June 30, 2009, total compensation cost related to nonvested awards that had not yet been recognized totaled $1,074,437. The weighted average period over which this amount will be recognized is estimated to be 3.6 years.

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

Segment information has been prepared in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. The Company has three reportable segments: detection, surveillance, and solutions. The detection segment provides chemical, biological, radiological, nuclear, and radiation detection activities. The surveillance segment provides perimeter security and monitoring. The solutions segment designs, creates, and deploys security operating systems and video networking systems. Intersegment revenues are fully eliminated in consolidation. Due to changes in the Company’s internal structure, we began allocating all general and administrative expenses to the Company’s reportable segments in 2009, whereas a portion of general and administrative expenses remained unallocated to segments in 2008. In 2009 and 2008, all sales and marketing expenses have been allocated to the Company’s reportable segments. Segment information disclosed below for the three and six months ended June 30, 2008, has been reclassified to conform to the 2009 presentation. Intersegment revenues are not presented for 2008, as they are not significant.

The following is a summary of information for the Company’s reportable segments:

	For the three months ended June 30, 2009
	Detection	Surveillance	Solutions	Segments Combined
Total revenues	$24,323,573	$13,388,784	$8,009,045	$45,721,402
Intersegment revenues	—	(7,600)	(293,205)	(300,805)

Revenues from external customers	24,323,573	13,381,184	7,715,840	45,420,597
Segment operating income (loss)	(556,299)	(831,073)	80,923	(1,306,449)
Depreciation and amortization	1,940,295	748,792	196,531	2,885,618

	For the three months ended June 30, 2008
	Detection	Surveillance	Solutions	Segments Combined
Revenues from external customers	$23,783,594	$8,441,984	$5,216,398	$37,441,976
Segment operating losses	(2,799,194)	(2,864,423)	(2,879,045)	(8,542,662)
Depreciation and amortization	1,907,946	756,570	542,135	3,206,651

	For the six months ended June 30, 2009
	Detection	Surveillance	Solutions	Segments Combined
Total revenues	$45,521,181	$29,468,359	$18,664,534	$93,654,074
Intersegment revenues	—	(7,600)	(441,916)	(449,516)

Revenues from external customers	45,521,181	29,460,759	18,222,618	93,204,558

Segment operating losses	(3,296,200)	(1,233,872)	(44,844)	(4,574,916)
Depreciation and amortization	3,855,072	1,492,593	455,111	5,802,776
Segment property, plant and equipment additions	899,808	(35,421)	18,027	882,414

	For the six months ended June 30, 2008
	Detection	Surveillance	Solutions	Segments Combined
Revenues from external customers	$43,429,385	$19,245,623	$11,020,044	$73,695,052
Segment operating losses	(8,140,205)	(6,577,578)	(5,236,641)	(19,954,424)
Depreciation and amortization	3,768,787	1,504,262	1,075,581	6,348,630
Segment property, plant and equipment additions	1,126,204	539,786	168,828	1,834,818

As of June 30, 2009
Segment total assets	$100,795,962	$40,505,312	$23,897,276	$165,198,550
Segment goodwill	51,316,274	12,736,716	6,871,989	70,924,979

As of December 31, 2008
Segment total assets	$105,397,381	$52,108,392	$25,569,641	$183,075,414
Segment goodwill	51,316,274	12,736,716	6,765,240	70,818,230

Following is a reconciliation of the Company’s operating losses from reportable segments to the total Company loss before income taxes:

	For the three months ended June 30,
	2009	2008
Operating losses from reportable segments	$(1,306,449)	$(8,542,662)
Unallocated depreciation and amortization expense	(188,510)	(160,447)
Interest income	39,118	246,593
Interest expense	(37,234)	(11,406)
Other non-operating gains (losses), net	344,419	(257,380)

Loss before income taxes	$(1,148,656)	$(8,725,302)

	For the six months ended June 30,
	2009	2008
Operating losses from reportable segments	$(4,574,916)	$(19,954,424)
Unallocated depreciation and amortization expense	(372,897)	(305,252)
Interest income	90,971	676,142
Interest expense	(54,513)	(29,110)
Other non-operating gains (losses), net	400,913	(379,504)

Loss before income taxes	$(4,510,442)	$(19,992,148)

Following is a reconciliation of the property, plant and equipment additions from the Company’s reportable segments to the total property, plant and equipment additions of the Company:

	For the six months ended June 30,
	2009	2008
Total property, plant and equipment additions from reportable segments	$882,414	$1,834,818
Unallocated property, plant and equipment additions	56,604	844,451

Total property, plant and equipment additions	$939,018	$2,679,269

Following is a reconciliation of the total assets from the Company’s reportable segments to the total assets of the Company:

	June 30, 2009	December 31, 2008
Total assets from reportable segments	$165,198,550	$183,075,414
Unallocated cash and cash equivalents	29,509,976	31,640,943
Unallocated prepaid expenses and other assets	4,770,253	4,562,160
Deferred income taxes	19,935	19,935

Total assets	$199,498,714	$219,298,452

10.	Subsequent Event

On August 11, 2009, the Company issued an offer to exchange options to purchase up to an aggregate of 2,201,849 shares of the Company’s common stock, whether vested or unvested, with an exercise price per share equal to the greater of $5.00 or the closing price per share of the Company’s common stock on the date on which the New Options are granted, which is expected to be September 8, 2009, but may be extended at the Company’s discretion. Depending upon the number and characteristics of the options that are exchanged under the offer, this exchange could result in additional noncash compensation expense being recorded by the company upon exchange or in future periods as the options vest. Management cannot currently estimate the impact of the exchange on the Company’s financial statements; however, this exchange is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risk and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to these differences include, but are not limited to, those identified below, and those discussed in the section entitled “Risk Factors” included elsewhere in this report.

Forward-looking Statements

In this Quarterly Report on Form 10-Q, ICx Technologies, Inc. and its consolidated subsidiaries are referred to as “ICx”, “we,” “us,” or “our.” This report on Form 10-Q includes forward-looking statements. All statements other than statements of historical facts contained in this Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations, are forward-looking statements. We attempt, whenever possible, to identify these forward-looking statements by words such as “may,” “will,” “could,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” and similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

Research and Development. Our primary source of research and development funds is through direct contracts with the U.S. government and subcontracts with other commercial entities that contract with the U.S. government. We refer to this externally funded research and development as contract research and development. We also invest in research and development activities using our own internal funds in an effort to accelerate new and enhanced product offerings and to expand our technological leadership. We refer to this internally funded research and development as internal research and development. One of our key objectives is to expand our market share by continuing to convert advanced technologies into products and single-source integrated solutions. Accordingly, we intend to continue our research and development activities through both contract research and development and internal research and development programs to advance our technologies, release new products and provide integrated solutions.

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

Service and Other Revenue and Gross Profit. We derive service and other revenue from three sources: (i) custom product design and development services, (ii) project management and technology integration services and (iii) training, installation and warranty contracts. Revenue from custom product design and development services and project management and technology integration services is derived from our Surveillance and Solutions segments, while training, installation and warranty contract revenues are derived from all three of our segments. A significant portion of our revenue from project management and technology integration services is derived from customers in the transportation industry. Most of our custom product design and development service contracts and project management and integration service contracts are for a fixed price and revenue is recognized under the percentage-of-completion method. Revenue from training and installation contracts is recognized upon completion of services. Revenue under product maintenance and extended warranty contracts is generally recognized over the requisite service period. See “Critical Accounting Policies—Revenue Recognition—Service and Other.”

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

General and Administrative Expenses. General and administrative expenses represent the costs and expenses of managing and supporting our operations. We increased our general administrative expenses in 2007 and 2006 through the use of consultants and other professionals to complete certain accounting and legal functions. We also increased general and administrative expenses by hiring additional executive officers and advisors and in connection with our overall expansion of the business. In 2008, our general and administrative expenses began to decline as a result of our focused effort to eliminate redundancies in our operations, primarily through reductions in personnel. In the six months of 2009, our general and administrative expenses decreased compared to the same six month period last year and we believe that our general and administrative expenses will begin to stabilize or slightly decrease throughout the remainder of 2009 compared to previous years as we continue to gain efficiencies in the overall integration of our business units and continue our efforts to control costs.

Sales and Marketing Expenses. Beginning in 2006 through the end of 2008, we increased our spending on sales, marketing and other related business development matters to support our early stage products and emerging technologies and to support anticipated future growth in our business. With the downturn in the economy in late 2008 and the continued uncertainty in 2009, we have taken steps to scale back certain aspects of our commercial sales and marketing activities. Accordingly, in the first six months of 2009 our sales and marketing expenses decreased compared to the same six month period last year and we expect that our sales and marketing expense will continue to decline compared to previous years throughout 2009.

Research and Development. In addition to external funding we receive and record as revenue from the U.S. government and other commercial entities for contract research and development activities, we also invest in research and development activities using our own internal funds in an effort to provide additional means for accelerating the development of new and enhanced product offerings and to expand our technological leadership. The costs of our internally funded research and development are included in our operating expenses. Beginning in 2006 and throughout most of 2008, we increased our spending on internally funded research and development activities and the integration of products and technologies among our reportable segments. One of our key objectives is to expand our market share by continuing to convert advanced technologies into products and single-source integrated solutions. In 2008, we significantly increased our externally funded research and development and have continued to secure additional funding in 2009. Accordingly, in the first six months of 2009 our internal research and development expenses decreased compared to the same six month period last year and we expect that our internal research and development expenses will continue to be lower in 2009 compared to previous years as we utilize our technical resources on externally funded research and development activities.

Results of Operations—Comparison of the Three Months Ended June 30, 2009 and 2008

The following table presents selected summarized consolidated financial information for the three months ended June 30, 2009 and 2008.

	Three Months Ended June 30,
	2009	2008
	(dollars in thousands) (unaudited)
Product revenue	$22,391	$23,643
Gross profit %	50.6%	53.1%
Contract research and development revenue	$12,692	$9,823
Gross profit %	24.6%	30.7%
Service and other revenue	$10,338	$3,976
Gross profit %	28.9%	39.3%

Total revenue	$45,421	$37,442

Gross profit %	38.4%	45.8%

Operating income (loss) excluding depreciation and amortization	$1,579	$(5,336)
Depreciation and amortization	3,074	3,367

Operating loss	$(1,495)	$(8,703)

Net loss	$(1,271)	$(8,957)

Product Revenue and Gross Profit. Product revenue decreased $1.2 million, or 5%, to $22.4 million in the second quarter of 2009 from $23.6 million in the second quarter of 2008. The decrease primarily resulted from reduced sales of products in our Detection segment which were partially offset by increased product sales in our Surveillance segment, as discussed below in “Detection Segment – Comparison of the Three Months Ended June 30, 2009 and 2008” and in “Surveillance Segment – Comparison of the Three Months Ended June 30, 2009 and 2008”. Gross profit as a percentage of product revenue was 50.6% and 53.1% in the second quarters of 2009 and 2008, respectively. The decrease was due to a higher portion of 2009 product revenue from surveillance products which typically carry lower gross margins than detection products.

Contract Research and Development Revenue and Gross Profit. Contract research and development revenue increased $2.9 million, or 29%, to $12.7 million in the second quarter of 2009 from $9.8 million in the second quarter of 2008. In our Detection segment, contract research and development revenue increased $4.1 million in the second quarter of 2009 compared to the same period last year primarily due to a significant long-term contract award for the development of a nuclear and chemical reconnaissance system. The increased revenue from Detection was offset by a $1.1 million reduction in contract research and development revenue in our Surveillance segment in the second quarter of 2009 compared to the same quarter in 2008. The decrease in Surveillance revenue resulted from the delivery of prototype platforms under a contract that ended in 2008. Gross profit as a percentage of contract research and development revenue was 24.6% and 30.7% in the second quarters of 2009 and 2008, respectively. The reduction in gross profit is primarily due to the mix of contract types and the estimates inherent in the recognition of revenue and costs under the percentage-of-completion method.

Service and Other Revenue and Gross Profit. Service and other revenue increased $6.3 million, or 158%, to $10.3 million in the second quarter of 2009 from $4.0 million in the second quarter of 2008. Service and other revenue in our Solutions segment accounted for approximately $2.6 million of the increase, the majority of which was related to new project management and integration contracts in connection with intelligent transportation systems and video networking and surveillance. In our Surveillance segment, service and other revenue accounted for approximately $3.4 million of the revenue increase, the majority of which relates to the delivery of custom platforms. Gross profit as a percentage of service and other revenue was 28.9% and 39.3% in the second quarters of 2009 and 2008, respectively. Gross profit decreased in the second quarter of 2009 primarily due to the mix of contract types and the estimates inherent in recognizing revenue and costs under the percentage-of-completion method of accounting.

Operating Loss. Operating loss decreased $7.2 million, or 83%, to $1.5 million in the second quarter of 2009 from $8.7 million in the second quarter of 2008. The decrease is primarily related to an increase in gross profit dollars of $0.3 million over the comparable quarter and a $6.9 million decrease in operating expenses. The increase in gross profit resulted from revenue growth. The decrease in operating expenses resulted from reduced spending on internal research and development because more of our technical resources were dedicated to externally funded contract research and development projects and reduced sales, marketing, and general and administrative expenses primarily from reductions in personnel as we continued to make progress towards integrating our business units and eliminating redundancies in our operations. Operating income (loss) excluding depreciation and amortization is a non-GAAP financial measure that is derived by reducing our operating loss by depreciation and amortization. Amortization primarily represents costs associated with our business acquisitions that do not correspond to an outlay of current and future cash flow. Accordingly, we believe operating income (loss) excluding depreciation and amortization is a more meaningful measure of our recurring operations and an indicator of our working capital requirements. Operating income (loss) excluding depreciation and amortization increased $6.9 million, or 130%, to $1.6 million in the second quarter of 2009 from a loss of $(5.3) million in the second quarter of 2008 due to increased gross profit and reduced operating expenses as explained earlier in this section.

Net Loss. Net loss decreased $7.7 million, or 86%, to $1.3 million in the second quarter of 2009 from $9.0 million in the second quarter of 2008 primarily due to increased gross profit and reduced operating expenses as explained in the “Operating Loss” section above.

Reportable Segments

We operate our business in three reportable segments: Detection, Surveillance and Solutions. Our Detection segment develops products and conducts research and development in the areas of chemical, biological, radiation, nuclear and explosives detection. Our Surveillance segment provides products and services for perimeter security and wide area surveillance. Our Solutions segment integrates our technologies and products to provide single-source solutions that address a broad range of customer specific security and surveillance needs.

Detection Segment—Comparison of the Three Months Ended June 30, 2009 and 2008

	Three Months Ended June 30,
	2009	2008
	(dollars in thousands) (unaudited)
Revenue and gross profit %
Product revenue	$10,886	$14,927
Contract research and development revenue	12,573	8,544
Service and other revenue	864	313

Total revenue	$24,323	$23,784

Gross profit %	40.2%	48.4%

Operating loss	$(556)	$(2,799)

Product Revenue. Product revenue decreased $4.0 million, or 27%, to $10.9 million in the second quarter of 2009 from $14.9 million in the second quarter of 2008. The majority of the decrease resulted from fewer sales of our explosive detection products. We sell our detector products primarily to the federal government, from which we have recently experienced a trend toward higher volume purchases on a less frequent basis. In 2008, purchases of detector products were lower in volume and occurred on a more frequent basis. We believe this trend has caused quarterly variability in our detection product revenue, and we believe this trend might continue in the future.

Contract Research and Development Revenue. Contract research and development revenue in the second quarter of 2009 increased $4.1 million, or 48%, to $12.6 million in the second quarter of 2009 from $8.5 million in the second quarter of 2008. The increase is primarily due to continued progress on the development of a nuclear and chemical reconnaissance system from a significant contract that was awarded to us in the fourth quarter of 2008. We also continue to see increased government spending on defense and security-related programs that are pertinent to our business.

Service and Other Revenue. Service and other revenue in the second quarter of 2009 increased $0.6 million, or 200%, to $0.9 million in the second quarter of 2009 from $0.3 million in the second quarter of 2008.

Gross Profit. Gross profit as a percentage of revenue decreased from 48.4% in the second quarter of 2008 to 40.2% in the second quarter of 2009 primarily due to a higher percentage of revenue from contract research and development projects which carry lower gross margins than revenue from product sales.

Operating Loss. Operating loss decreased $2.2 million, or 79%, to $0.6 million in the second quarter of 2009 from $2.8 million in the second quarter of 2008. A decrease in gross profit of $1.7 million over the comparable quarter was offset by $4.0 million in decreased operating expenses. The decrease in gross profit is due to a higher percentage of revenue from contract research and development projects which carry lower gross margins than revenue from product sales. The decrease in operating expenses resulted from reduced spending on internal research and development because more of our technical resources were dedicated to externally funded contract research and development projects, and reduced sales and marketing expenses primarily from reductions in personnel as we continued to make progress towards integrating our business units and eliminating redundancies in our operations.

Surveillance Segment—Comparison of the Three Months Ended June 30, 2009 and 2008

	Three Months Ended June 30,
	2009	2008
	(dollars in thousands) (unaudited)
Revenue and gross profit %
Product revenue	$9,415	$6,701
Contract research and development revenue	119	1,249
Service and other revenue	3,855	491

Total revenue	$13,389	$8,441

Gross profit %	35.8%	42.9%

Operating loss	$(831)	$(2,864)

Product Revenue. Product revenue increased $2.7 million, or 40%, to $9.4 million in the second quarter of 2009 from $6.7 million in the second quarter of 2008. The increase is primarily due to increased sales of our integrated platforms.

Contract Research and Development Revenue. Contract research and development revenue decreased $1.1 million, or 92%, to $0.1 million in the second quarter of 2009 from $1.2 million in the second quarter of 2008 primarily due to the delivery of prototype platforms under a research and development contract that ended in the second quarter of 2008.

Service and Other Revenue. Service and other revenue in the second quarter of 2009 increased $3.4 million, or 680%, to $3.9 million in the second quarter of 2009 from $0.5 million in the second quarter of 2008. The increase resulted from the delivery of integrated platforms under custom development contacts.

Gross Profit. Gross profit as a percentage of revenue was 35.8% and 42.9% in the second quarters of 2009 and 2008, respectively. The decrease in gross profit resulted from a higher percentage of revenue from custom development projects which carry a lower gross profit than revenue from product sales.

Operating Loss. Operating loss decreased $2.1 million, or 72%, to $0.8 million in the second quarter of 2009 from $2.9 million in the second quarter of 2008. The improvement resulted from a $1.2 million increase in gross profit from revenue growth, and a $0.9 million decrease in operating expenses primarily from reductions in personnel as we continued to make progress towards integrating our business units and eliminating redundancies in our operations.

Solutions Segment—Comparison of the Three Months Ended June 30, 2009 and 2008

	Three Months Ended June 30,
	2009	2008
	(dollars in thousands) (unaudited)
Revenue and gross profit %
Product revenue	$2,099	$2,015
Contract research and development revenue	121	29
Service and other revenue	5,789	3,173

Total revenue	$8,009	$5,217

Gross profit %	36.0%	38.3%

Operating income (loss)	$81	$(2,879)

Product Revenue. Product revenue increased $0.1 million, or 5%, to $2.1 million in the second quarter of 2009 from $2.0 million in the second quarter of 2008 primarily due to timing differences in deliveries and delays in awards under the Integrated Commercial Intrusion Detection System (ICIDS) military program.

Service and Other Revenue. Service and other revenue increased $2.6 million, or 81%, to $5.8 million in the second quarter of 2009 from $3.2 million in the second quarter of 2008. The increase was primarily attributable to contracts for project management and the integration of technologies for intelligent transportation systems.

Gross Profit. Gross profit as a percentage of revenue was 36.0% and 38.3% in the second quarters of 2009 and 2008, respectively. Gross profit decreased because a greater proportion of our revenue in the second quarter of 2009 was derived from lower margin project management, integration and installation services as compared to the second quarter of 2008 in which a greater proportion of our revenue was derived from higher margin contract engineering and design services.

Operating Income (Loss). Operating income increased $3.0 million, or 103%, to $0.1 million in the second quarter of 2009 from a $2.9 million loss in the second quarter of 2008. The improvement in our operations resulted primarily from a $0.9 million increase in gross profit due to revenue growth, and a $2.1 million decrease in operating expenses primarily from reductions in personnel as we continued to make progress towards integrating our business units and eliminating redundancies in our operations.

Reconciliation of Reportable Segment Operating Losses to the Consolidated Loss from Continuing Operations

The following tables provides a reconciliation of operating losses from reportable segments to our consolidated net loss from continuing operations for the three months ended June 30, 2009 and 2008:

	Three Months Ended June 30,
	2009	2008
	(dollars in thousands) (unaudited)
Reconciliation of segment operating losses to consolidated loss from continuing operations
Segment operating losses	$(1,306)	$(8,543)
Unallocated depreciation and amortization expenses	(189)	(161)
Interest expense	(37)	(11)
Interest income	39	247
Other nonoperating gains (losses), net	344	(257)
Income tax expense	(122)	(232)

Consolidated loss from continuing operations	$(1,271)	$(8,957)

Results of Operations—Comparison of the Six Months Ended June 30, 2009 and 2008

The following table presents selected summarized consolidated financial information for the six months ended June 30, 2009 and 2008.

	Six Months Ended June 30,
	2009	2008
	(dollars in thousands) (unaudited)
Product revenue	$39,006	$44,007
Gross profit %	50.6%	51.8%
Contract research and development revenue	$23,974	$21,799
Gross profit %	25.4%	33.5%
Service and other revenue	$30,225	$7,889
Gross profit %	28.3%	37.0%

Total revenue	$93,205	$73,695

Gross profit %	36.9%	44.8%

Operating income (loss) excluding depreciation and amortization	$1,228	$(13,606)
Depreciation and amortization	6,176	6,654

Operating loss	$(4,948)	$(20,260)

Loss from continuing operations	$(4,746)	$(20,192)
Loss on sale of discontinued operations, net	—	(903)

Net loss	$(4,746)	$(21,095)

Product Revenue and Gross Profit. Product revenue decreased $5.0 million, or 11%, to $39.0 million in the six months ended June 30, 2009 from $44.0 million in the six months ended June 30, 2008. The decrease primarily resulted from reduced sales of products in our Detection segment which was partially offset by increased product sales in our Surveillance segment, as discussed below in “Detection Segment – Comparison of the Six Months Ended June 30, 2009 and 2008” and in “Surveillance Segment – Comparison of the Six Months Ended June 30, 2009 and 2008”. Gross profit as a percentage of product revenue was comparable at 50.6% and 51.8% in the six months ended June 30, 2009 and 2008, respectively. The slight decrease was due to a higher portion of 2009 product revenue from surveillance products which typically carry lower gross margins than detection products.

Contract Research and Development Revenue and Gross Profit. Contract research and development revenue increased $2.2 million, or 10%, to $24.0 million in the six months ended June 30, 2009 from $21.8 million in the six months ended June 30, 2008. In our Detection segment, contract research and development revenue increased $7.6 million in the six months ended June 30, 2009 compared to the same period last year primarily due to a significant long-term contract award for the development of a nuclear and chemical reconnaissance system. The increased revenue from Detection was offset by a $5.4 million reduction in contract research and development revenue in our Surveillance segment in the six months ended June 30, 2009 compared to the same period in 2008. The decrease in Surveillance revenue resulted from the delivery of prototype platforms under a contract that ended in 2008. Gross profit as a percentage of contract research and development revenue was 25.4% and 33.5% in the six months ended June 30, 2009 and 2008, respectively. The reduction in gross profit is primarily due to the mix of contract types and the estimates inherent in the recognition of revenue and costs under the percentage-of-completion method.

Service and Other Revenue and Gross Profit. Service and other revenue increased $22.3 million, or 282%, to $30.2 million in the six months ended June 30, 2009 from $7.9 million in the six months ended June 30, 2008. Service and other revenue in our Solutions segment accounted for approximately $8.0 million of the increase, the majority of which was related to performance under project management and integration contracts in connection with intelligent transportation systems and video networking and surveillance. In our Surveillance segment, service and other revenue accounted for approximately $13.7 million of the revenue increase, the majority of which relates to the delivery of custom platforms. Gross profit as a percentage of service and other revenue was 28.3% and 37.0% in the six months ended June 30, 2009 and 2008, respectively. Gross profit decreased in the six months ended June 30, 2009 primarily due to the mix of contract types and the estimates inherent in recognizing revenue and costs under the percentage-of-completion method of accounting.

Operating Loss. Operating loss decreased $15.4 million, or 76%, to $4.9 million in the six months ended June 30, 2009 from $20.3 million in the six months ended June 30, 2008. The decrease is primarily related to an increase in gross profit dollars of $1.4 million over the comparable period and a $14.0 million decrease in operating expenses. The increase in gross profit resulted from revenue growth. The decrease in operating expenses resulted from reduced spending on internal research and development because more of our technical resources were dedicated to externally funded contract research and development projects, and reduced sales and marketing expenses and general and administrative expenses primarily from reductions in personnel as we continued to make progress towards integrating our business units and eliminating redundancies in our operations. Operating income (loss) excluding depreciation and amortization is a non-GAAP financial measure that is derived by reducing our operating loss by depreciation and amortization. Amortization primarily represents costs associated with our business acquisitions that do not correspond to an outlay of current and future cash flow. Accordingly, we believe operating income (loss) excluding depreciation and amortization is a more meaningful measure of our recurring operations and an indicator of our working capital requirements. Operating income (loss) excluding depreciation and amortization increased $14.8 million, or 109%, to $1.2 million in the six months ended June 30, 2009 from a loss of $(13.6) million in the six months ended June 30, 2008 due to increased gross profit and reduced operating expenses as explained earlier in this section.

Loss from Continuing Operations. Our loss from continuing operations decreased $15.5 million, or 77%, to $4.7 million in the six months ended June 30, 2009 from $20.2 million in the six months ended June 30, 2008 primarily due to increased gross profit and reduced operating expenses as explained in the “Operating Loss” section above.

Discontinued Operations. In December 2006, we adopted a plan for the sale of three companies, which were sold in 2007. Those businesses did not align with our overall strategic plans. In the first quarter of 2008 we realized a loss on discontinued operations of $0.9 million related to the settlement of escrow accounts and contingent purchase consideration.

Net Loss. Net loss decreased $16.4 million, or 78%, to $4.7 million in the six months ended June 30, 2009 from $21.1 million in the six months ended June 30, 2008 primarily due to increased gross profit and reduced operating expenses as explained in the “Operating Loss” section above.

Reportable Segments

We operate our business in three reportable segments: Detection, Surveillance and Solutions. Our Detection segment develops products and conducts research and development in the areas of chemical, biological, radiation, nuclear and explosives detection. Our Surveillance segment provides products and services for perimeter security and wide area surveillance. Our Solutions segment integrates our technologies and products to provide single-source solutions that address a broad range of customer specific security and surveillance needs.

Detection Segment—Comparison of the Six Months Ended June 30, 2009 and 2008

	Six Months Ended June 30,
	2009	2008
	(dollars in thousands) (unaudited)
Revenue and gross profit %
Product revenue	$20,181	$26,561
Contract research and development revenue	23,657	16,073
Service and other revenue	1,683	796

Total revenue	$45,521	$43,430

Gross profit %	40.2%	48.7%

Operating loss	$(3,296)	$(8,140)

Product Revenue. Product revenue decreased $6.4 million, or 24%, to $20.2 million in the six months ended June 30, 2009 from $26.6 million in the six months ended June 30, 2008. The decrease primarily resulted from fewer sales of our explosive detection products. We sell our detector products primarily to the federal government, from which we have recently experienced a trend toward higher volume purchases on a less frequent basis. In 2008, purchases of detector products were lower in volume and occurred on a more frequent basis. We believe this trend has caused quarterly variability in our detection product revenue, and we believe this trend might continue in the future.

Contract Research and Development Revenue. Contract research and development revenue in the six months ended June 30, 2009 increased $7.6 million, or 47%, to $23.7 million in the six months ended June 30, 2009 from $16.1 million in the six months ended June 30, 2008. The increase is primarily due to continued progress on the development of a nuclear and chemical reconnaissance system from a significant contract that was awarded to us in the fourth quarter of 2008. We also continue to see increased government spending on defense and security-related programs that are pertinent to our business.

Service and Other Revenue. Service and other revenue in the six months ended June 30, 2009 increased $0.9 million, or 113%, to $1.7 million in the six months ended June 30, 2009 from $0.8 million in the six months ended June 30, 2008.

Gross Profit. Gross profit as a percentage of revenue decreased from 48.7% in the six months ended June 30, 2008 to 40.2% in the six months ended June 30, 2009 primarily due to a higher percentage of revenue from contract research and development projects which carry lower gross margins than revenue from product sales.

Operating Loss. Operating loss decreased $4.8 million, or 59%, to $3.3 million in the six months ended June 30, 2009 from $8.1 million in the six months ended June 30, 2008. A decrease in gross profit of $2.9 million over the comparable period was offset by $7.7 million in decreased operating expenses. The decrease in gross profit is due to a higher percentage of revenue from contract research and development projects which carry lower gross margins than revenue from product sales. The decrease in operating expenses resulted from reduced spending on internal research and development because more of our technical resources were dedicated to externally funded contract research and development projects, and reduced sales and marketing expenses and general and administrative expenses primarily from reductions in personnel as we continued to make progress towards integrating our business units and eliminating redundancies in our operations.

Surveillance Segment—Comparison of the Six Months Ended June 30, 2009 and 2008

	Six Months Ended June 30,
	2009	2008
	(dollars in thousands) (unaudited)
Revenue and gross profit %
Product revenue	$14,526	$12,698
Contract research and development revenue	317	5,691
Service and other revenue	14,625	856

Total revenue	$29,468	$19,245

Gross profit %	34.1%	39.2%

Operating loss	$(1,234)	$(6,578)

Product Revenue. Product revenue increased $1.8 million, or 14%, to $14.5 million in the six months ended June 30, 2009 from $12.7 million in the six months ended June 30, 2008. The increase is primarily due to increased sales of our integrated platform products.

Contract Research and Development Revenue. Contract research and development revenue decreased $5.4 million, or 95%, to $0.3 million in the six months ended June 30, 2009 from $5.7 million in the six months ended June 30, 2008 primarily due to the delivery of prototype platforms under a research and development contract that ended in the second quarter of 2008.

Service and Other Revenue. Service and other revenue in the six months ended June 30, 2009 increased $13.7 million, or 1,522%, to $14.6 million in the six months ended June 30, 2009 from $0.9 million in the six months ended June 30, 2008. The increase resulted from the delivery of platforms under custom development contacts.

Gross Profit. Gross profit as a percentage of revenue was 34.1% and 39.2% in the six months ended June 30, 2009 and 2008, respectively. The decrease in gross profit resulted from a higher percentage of revenue from custom development projects which carry a lower gross profit than revenue from product sales.

Operating Loss. Operating loss decreased $5.4 million, or 82%, to $1.2 million in the six months ended June 30, 2009 from $6.6 million in the six months ended June 30, 2008. The improvement resulted from a $2.5 million increase in gross profit from revenue growth, and a $2.9 million decrease in operating expenses primarily from reductions in personnel as we continued to make progress towards integrating our business units and eliminating redundancies in our operations.

Solutions Segment—Comparison of the Six Months Ended June 30, 2009 and 2008

	Six Months Ended June 30,
	2009	2008
	(dollars in thousands) (unaudited)
Revenue and gross profit %
Product revenue	$4,331	$4,748
Contract research and development revenue	156	34
Service and other revenue	14,178	6,238

Total revenue	$18,665	$11,020

Gross profit %	32.2%	39.1%

Operating loss	$(45)	$(5,237)

Product Revenue. Product revenue decreased $0.4 million, or 9%, to $4.3 million in the six months ended June 30, 2009 from $4.7 million in the six months ended June 30, 2008 primarily due to timing differences in deliveries and delays in awards under the Integrated Commercial Intrusion Detection System (ICIDS) military program.

Service and Other Revenue. Service and other revenue increased $8.0 million, or 129%, to $14.2 million in the six months ended June 30, 2009 from $6.2 million in the six months ended June 30, 2008. The increase was primarily attributable to performance under contracts for project management and the integration of technologies for intelligent transportation systems.

Gross Profit. Gross profit as a percentage of revenue was 32.2% and 39.1% in the six months ended June 30, 2009 and 2008, respectively. Gross profit decreased because a greater proportion of our revenue in the second quarter of 2009 was derived from lower margin project management, integration and installation services as compared to the second quarter of 2008 in which a greater proportion of our revenue was derived from higher margin contract engineering and design services.

Operating Loss. Operating loss decreased $5.2 million, or 98%, to break-even in the six months ended June 30, 2009 from $5.2 million in the six months ended June 30, 2008. The improved operating results were primarily the result of a $1.7 million increase in gross profit due to revenue growth, and a $3.4 million decrease in operating expenses primarily from reductions in personnel as we continued to make progress towards integrating our business units and eliminating redundancies in our operations.

Reconciliation of Reportable Segment Operating Losses to the Consolidated Loss from Continuing Operations

The following tables provides a reconciliation of operating losses from reportable segments to our consolidated net loss from continuing operations for the six months ended June 30, 2009 and 2008:

	Six Months Ended June 30,
	2009	2008
	(dollars in thousands) (unaudited)
Reconciliation of segment operating losses to consolidated loss from continuing operations
Segment operating losses	$(4,575)	$(19,954)
Unallocated depreciation and amortization expenses	(373)	(305)
Interest expense	(55)	(29)
Interest income	91	676
Other nonoperating gains (losses), net	401	(380)
Income tax expense	(235)	(200)

Consolidated loss from continuing operations	$(4,746)	$(20,192)

Liquidity and Capital Resources

As of June 30, 2009, our principal sources of liquidity were cash and cash equivalents (including restricted cash) of $33.2 million and accounts receivable of $26.0 million. We expect our cash flows from operating activities to improve as we continue to reduce our net losses through a variety of means, including but not limited to, reducing sales and marketing expenses and general and administrative expenses by streamlining our operations, prioritizing internal research and development spending and increasing revenue through organic growth. Due to our continued focus on reducing operating expenses, our operating losses excluding depreciation and amortization have been steadily decreasing, and we experienced positive operating income excluding depreciation and amortization of $1.6 million for the quarter ended June 30, 2009, an improvement of $2.0 million over the operating loss excluding depreciation and amortization of $0.4 million for the quarter ended March 31, 2009. At June 30, 2009, we had firm backlog of approximately $73 million and unfunded backlog of approximately $339 million. At June 30, 2008, we had firm backlog of approximately $75 million and unfunded backlog of approximately $195 million. We believe our backlog and recent bookings combined with operating expense reductions will be sufficient to sustain our liquidity and cash flows in 2009 and for the foreseeable future.

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

During 2007 and into 2008, we increased our investment in sales, marketing and other related business development structures to support our early stage products and emerging technologies. Additionally, we increased our investment in internally funded research and development activities and the integration of products and technologies among our operating units. We also increased our general and administrative expenses in 2008 and 2007 through the use of consultants and other professionals to complete certain accounting and legal functions. Consequently, our cumulative net losses, which amounted to approximately $209.2 million at June 30, 2009, were expected based on the nature of our business, the early stage of our products and technologies and our ongoing research and development activities.

In the future we may enter into acquisition agreements for complementary businesses that would require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

The following table shows our cash and cash equivalents (including restricted cash) and working capital as of June 30, 2009 and December 31, 2008:

	As of June 30, 2009	As of December 31, 2008
	(dollars in thousands)
	(unaudited)
Cash and cash equivalents	$33,240	$38,782
Working capital	76,290	76,745

The following table shows our cash flows from operating, investing and financing activities for the six months ended June 30, 2009 and 2008.

	Six Months Ended June 30,
	2009	2008
	(dollars in thousands) (unaudited)
Summary of cash flow:
Cash flows used in operating activities	$(4,655)	$(16,530)
Cash flows used in investing activities	(939)	(14,710)
Cash flows used in financing activities	(385)	(903)
Effect of foreign exchange rate on cash	418	54

Consolidated net change in cash and cash equivalents	$(5,561)	$(32,089)

Cash Flows used in Operating Activities. Our cash flows from operating activities are significantly influenced by spending required to support the growth of our business in areas such as research and development, sales and marketing, facilities’ expansion and certain general and administrative costs. Our operating cash flows are also influenced by our working capital needs to support growth and fluctuations in inventory, accounts receivable, accounts payable and other current assets and liabilities. The concentration of business with the U.S. government also impacts operating cash flow, particularly for fixed price contracts in which revenue recognition under the percentage-of-completion method may not coincide with billing. Cash flows used in operating activities decreased $11.8 million, or 72%, to $4.7 million for the six months ended June 30, 2009 from $16.5 million in the six months ended June 30, 2008 primarily due to a net decrease in operating assets and liabilities of $8.1 million. We expect our cash flows from operating activities to improve as we continue to reduce our net losses through a variety of means, including but not limited to reducing general and administrative expenses by streamlining our operations and reducing sales and marketing costs by scaling back our plans to expand commercial sales channels. Additionally, we are shifting the utilization of our technical resources from internal research and development to externally funded research and development contracts.

Cash Flows used in Investing Activities. Cash flows from investing activities primarily relate to business acquisitions and dispositions and capital expenditures. In the six months ended June 30, 2009, cash flows used in investing activities included $0.9 million of capital expenditures. In the six months ended June 30, 2008, cash flows used in investing activities included $2.7 million of capital expenditures, $5.5 million of cash paid for business acquisitions and $8.4 million of cash that was restricted as to use in 2008, offset by $1.8 million of cash proceeds released from escrow related to the sale of a company in 2007. Capital expenditures for the six months ended June 30, 2009 and 2008, primarily pertain to the expansion of facilities and the acquisition of computer equipment and manufacturing and lab equipment. Capital expenditures also included costs associated with the implementation of an enterprise software system throughout the company.

Cash Flows used in Financing Activities. Net debt issuances (repayments), in the six months ended June 30, 2009 and 2008 were $(0.1) million and ($0.2) million, respectively.

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

Revenue Recognition — Service and Other. Service and other revenue is primarily derived from custom product design and development services, sales of custom designed products and project management and technology integration services using the percentage-of-completion method described above. We recognize revenue from product training and installation services when the services are provided. We generally recognize revenue for software maintenance and extended warranty contracts on a straight-line basis over the life of the contract. We recognize software revenue under the provisions of the Accounting Standards Executive Committee’s Statement of Position 97-2 (SOP 97-2), Software Revenue Recognition (as amended by SOP 98-9). Under the terms of SOPs 97-2 and 98-9, companies are required to defer all revenue from multiple-element software arrangements if sufficient vendor specific objective evidence does not exist for the allocation of revenue to the various elements of the arrangement. As a result, we recognize any revenue on multi-year software license agreements ratably over the life of the arrangement.

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

The value assigned to goodwill equals the amount of the purchase price of the business acquired in excess of the sum of the amounts assigned to identifiable acquired assets, both tangible and intangible, less liabilities assumed. At June 30, 2009, we had goodwill of $70.9 million and identifiable intangible assets, net of accumulated amortization, of $14.4 million.

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

If no legal, regulatory, contractual, competitive, economic, or other factors limit the useful life of an intangible asset, the useful life of the asset is considered to be indefinite. The term indefinite does not mean infinite. An intangible asset with a finite useful life is amortized over that useful life; an intangible asset with an indefinite useful life is not amortized. We have no intangible assets with indefinite useful lives. Under U.S. GAAP, goodwill is not amortized.

We review goodwill and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and also review goodwill annually in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 142 requires that goodwill be tested, at a minimum, annually for each reporting unit using a two-step process. A reporting unit is an operating segment, as defined in paragraph 10 of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, or a component of an operating segment. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and is reviewed. Two or more components of an operating segment may be aggregated and deemed a single reporting unit for goodwill impairment testing purposes if the components have similar economic characteristics. The first step is to identify any potential impairment by comparing the carrying value of the reporting unit to its fair value. If a potential impairment is identified, the second step is to measure the impairment loss by comparing the implied fair value of goodwill with the carrying value of goodwill of the reporting unit. The fair value of a reporting unit is estimated using the following methods: discounted cash flow, similar transactions and guideline company. Indications of value from all three methods are used to derive the reporting unit’s ultimate fair value by calculating a weighted average value based on these three methods. Values resulting from the three methods are weighted based on factors and assumptions related to the inputs used in each of the methods, giving more weight to inputs believed to be more reliable based on characteristics of the individual reporting units, market conditions and the current business environment. We receive and utilize quoted market prices in active markets to validate results produced by these three methods, including aggregating the values of the reporting units and comparing this value to the market capitalization of the consolidated company. The discounted cash flow valuation approach is dependent on estimates for future sales, operating income, depreciation and amortization, income tax payments, working capital changes and capital expenditures as well as expected growth rates for cash flows and long-term interest rates, all of which are affected by economic conditions related to the industries in which we operate as well as conditions in the U.S. capital markets.

The most significant assumptions used in a discounted cash flow valuation regarding the estimated fair values of our reporting units in connection with goodwill valuation assessments are:

•	detailed long-range (approximating 10 years) cash flow projections for each of our reporting units;

•	a risk-adjusted discount rate including the estimated risk-free rate of return; and

•	the expected long-term growth rate of our business, which approximates the expected long-term growth rate for the U.S. economy and the industries in which we operate.

The risk-adjusted discount rate represents the estimated weighted average cost of capital. The weighted average cost of capital focuses on rates of return for equity and debt, and a corresponding capital structure.

A decline in the estimated fair value of a reporting unit could result in goodwill impairment and a related non-cash impairment charge against earnings, if the estimated fair value for the reporting unit is less than the carrying value of the net assets of the reporting unit, including its goodwill. There was no goodwill impairment charge for the quarters ended June 30, 2009 and 2008.

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

During the six months ended June 30, 2009 and 2008, we granted 671,500 and 98,250 stock options, respectively. During the six months ended June 30, 2009 and 2008, we granted 207,781 and 513,194 shares, respectively, of restricted stock and restricted stock units pursuant to the 2007 Equity Incentive Plan. Grants of restricted stock and restricted stock units are valued using the closing market price of our common stock on the date of grant.

We estimate the grant date fair value of stock option awards under the provisions of SFAS 123(R) using the Black-Scholes option valuation model, which requires, among other inputs, an estimate of the fair value of the underlying common stock on the date of grant and the expected term of the options. Separate values were determined for options having exercise prices ranging from $4.09 to $16.00. We applied the resulting fair values for one share of common stock as of each of the valuation dates to our Black-Scholes option valuation model to arrive at the fair value of the related options granted during the valuation period.

For the quarters ended June 30, 2009 and 2008, we recognized stock-based compensation expense of $1.0 million and $1.5 million, respectively. For the six months ended June 30, 2009 and 2008, we recognized stock-based compensation expense of $2.0 million and $3.1 million, respectively. In future periods, stock-based compensation expense may increase as we issue additional equity-based awards to continue to attract and retain key employees. Additionally, SFAS 123(R) requires that we recognize compensation expense only for the portion of stock options that are expected to vest.

As of June 30, 2009, our total unrecognized compensation expense related to stock-based awards granted to employees and non-employee directors was approximately $4.3 million.

Income Taxes. We use an asset and liability approach for accounting for income taxes. Deferred income taxes are recognized for the tax consequences of temporary differences and carryforwards by applying enacted tax rates applicable to future years to differences between the financial statement amounts and the tax bases of existing assets and liabilities. We establish a valuation allowance if it is probable that some portion of the deferred tax asset will not be realized. Our determination of whether a valuation allowance is appropriate requires the exercise of judgment. At June 30, 2009, we had net operating loss carryforwards available for U.S. federal and state income taxes of $108.3 million which begin to expire in 2017. The net operating loss carryforwards that we acquired in connection with our business acquisitions may also be limited by provision of the Internal Revenue Code regarding changes in ownership. We have provided a valuation allowance against net U.S. deferred tax assets and operating loss carryforwards in certain non-U.S. jurisdictions. We have recorded a valuation allowance because of the emerging nature of our business and our history of losses. We will continue to evaluate income generated in future periods in determining the reasonableness of our position. If we determine that future income is sufficient or insufficient to cause the realization of the net operating loss carryforwards within the required time, the valuation allowance will be adjusted as necessary.

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

As of June 30, 2009 and 2008, we did not have any off-balance sheet arrangements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk. Our international businesses generate revenue and incur expenses that are denominated in foreign currencies. Historically, our foreign currency translation adjustments have not been material to our financial position or consolidated results of operations. However, changes in economic conditions impacting foreign currency exchange rates could materially increase our exposure to foreign currency fluctuations and adversely affect our consolidated results of operations or financial position, specifically with changes in the United States dollar relative to the Canadian dollar and the European Euro. Our Canadian and German subsidiaries are consolidated into our financial results and under U.S. GAAP, we are required to translate the financial condition and results of operations of these subsidiaries into United States dollars, with any corresponding translation gains or losses being recorded in other comprehensive income in our consolidated financial statements. For the three months ended June 30, 2009 and 2008, this translation adjustment, net of tax, was a loss of $0.1 million and a gain of $0.2 million, respectively. For the six months ended June 30, 2009 and 2008, this translation adjustment, net of tax, was a loss of $0.9 million and a gain of $0.7 million, respectively. We also maintain cash balances denominated in foreign currencies. At June 30, 2009, we had $0.9 million of cash in foreign accounts. We have not hedged our exposure to changes in foreign currency rates and, as a result, could incur unanticipated translation gains and losses.

Interest Rate Risk. We had cash and cash equivalents (including restricted cash) of $33.2 million at June 30, 2009. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates. Declines in interest rates, however, will reduce future income.

At June 30, 2009, we had an open line of credit which bears interest at a variable rate adjusted based on the prime rate, under which we may borrow a maximum of $2.5 million. At June 30, 2009, no amounts were outstanding under this line of credit. As such, changes in interest rates do not create material exposure to our business. Increases in interest rates on any future outstanding balances, however, will increase interest expense.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2009, we completed our evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the second fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

If we do not successfully expand our direct sales and service organizations and partnering arrangements, we may not be able to increase our sales or adequately support our customers

We sell substantially all of our services and license substantially all of our products through our direct sales organization. Our future success depends on attracting, assimilating and retaining a highly trained direct sales force and entering into successful partnering arrangements, both domestically and internationally. Moreover, given the large-scale deployment required by some of our customers, we anticipate the need to hire and retain a number of highly trained customer service and support personnel at such times as are necessary to support our customer’s requirements. Failure to add qualified sales and customer service representatives could result in our inability to increase sales and support our customers.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the period April 1, 2009 to June 30, 2009, we purchased the following shares:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30	2,816	$4.25	N/A	N/A
May 1-31	10,437	$4.41	N/A	N/A
June 1-30	6,824	$5.94	N/A	N/A

(1)	As part of our restricted stock plan, we offer employees the opportunity to make required tax payments with cash or through a net share settlement. For employees choosing net share settlement, we make required tax payments on behalf of employees as their stock awards vest and then withhold a number of vested shares having a value on the date of vesting equal to the tax obligation. The shares withheld were recorded as treasury shares.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

On June 23, 2009, we held our annual meeting of stockholders in Arlington, Virginia. Stockholders of record at the close of business on May 8, 2009, were entitled to notice of and to vote in person or by proxy at the annual meeting. As of the record date there were approximately 34,457,495 shares of common stock outstanding and entitled to vote. At the annual meeting, our stockholders voted on the election of seven directors to hold office until the next annual meeting of stockholders and the appointment of Grant Thornton LLP as our independent auditors. At the annual meeting, each of the seven directors nominated by management was elected, and the proposal for the appointment of Grant Thornton LLP as our independent auditors was approved. Details of the votes cast at the meeting are set forth below, including the number of votes for, the number of votes against and withheld, and the number of abstentions, as applicable:

1. To elect the following directors to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified:

	For	Withheld
E. Spencer Abraham	28,534,883	203,967
Colin J. Cumming	28,384,070	354,780
Joseph M. Jacobs	28,383,994	354,856
Hans C. Kobler	28,280,124	458,726
Robert A. Maginn, Jr.	28,552,640	186,210
Mark L. Plaumann	28,552,172	186,678
Rodney E. Slater	28,558,800	180,050

2. The stockholders ratified the appointment of Grant Thornton LLP as our independent accountants for the fiscal year ending December 31, 2009.

For	Against or Abstained
28,666,306	72,543

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2009

ICX TECHNOLOGIES, INC.

By:	/S/ COLIN J. CUMMING
Colin J. Cumming
Chief Executive Officer (Principal Executive Officer)

By:	/S/ DEBORAH D. MOSIER
Deborah D. Mosier
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002