Form 10-Q
period 2009-09-30
ICX TECHNOLOGIES INC
filed 2009-11-16
CIK 1334303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 31, 2009, the registrant had 34,496,557 shares of Common Stock outstanding.

ICx TECHNOLOGIES, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ICx TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	Unaudited September 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$22,669,093	$30,353,728
Restricted cash	8,456,024	8,428,375
Trade accounts receivable, net	31,675,315	36,547,022
Unbilled revenue	10,314,272	10,996,971
Inventories	24,006,872	26,174,426
Deferred income taxes	19,935	19,935
Prepaid expenses and other current assets	5,895,398	2,630,995
Current assets of discontinued operations	240,505	618,687

Total current assets	103,277,414	115,770,139
Property, plant and equipment, net	10,517,643	10,850,293
Intangible assets, net	11,729,058	18,018,082
Goodwill	69,951,892	69,557,440
Other assets	3,174,822	2,343,794
Noncurrent assets of discontinued operations	377,888	2,758,704

Total assets	$199,028,717	$219,298,452

Liabilities and Stockholders’ Equity
Current liabilities:

Current portion of long-term debt	$78,162	$58,920
Accounts payable	9,635,889	16,868,514
Accrued payroll expenses	5,505,863	5,906,904
Accrued expenses and other current liabilities	6,246,023	7,131,284
Deferred revenue	4,273,510	8,861,965
Current liabilities of discontinued operations	118,393	198,036

Total current liabilities	25,857,840	39,025,623
Long-term debt	118,900	175,519
Deferred income taxes	953,457	947,600
Other liabilities	414,010	1,342,342

Total liabilities	27,344,207	41,491,084

Commitments and Contingencies

Series A Convertible Redeemable Preferred Stock, par value $.001 per share—authorized 15,000,000; issued and outstanding 0 shares; liquidation preference $0	—	—

Stockholders’ Equity:
Common stock, par value $.001 per share, authorized 250,000,000 shares at September 30, 2009 and December 31, 2008; issued and outstanding 34,835,176 and 34,422,765 shares at September 30, 2009 and December 31, 2008, respectively	34,835	34,423
Additional paid-in capital	384,795,708	381,701,973
Treasury stock, at cost; 344,656 and 240,665 shares at September 30, 2009 and December 31, 2008, respectively	(2,711,634)	(2,214,912)
Accumulated deficit	(213,080,803)	(204,478,210)
Accumulated other comprehensive income	2,646,404	2,764,094

Total stockholders’ equity	171,684,510	177,807,368

Total liabilities and stockholders’ equity	$199,028,717	$219,298,452

The accompanying notes are an integral part of these consolidated financial statements.

ICx TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

	(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Product revenues	$19,966,612	$24,982,335	$58,410,216	$68,545,593
Contract research and development revenues	15,066,087	8,853,460	39,040,300	30,652,299
Service and other revenues	7,787,762	10,502,055	37,750,051	18,304,725

Total revenues	42,820,461	44,337,850	135,200,567	117,502,617

Cost of revenues:
Cost of product revenues	9,047,045	11,755,820	27,983,748	32,842,384
Cost of contract research and development revenues	10,445,448	5,908,765	28,324,800	20,398,120
Cost of service and other revenues	5,758,217	6,919,387	27,289,008	11,770,540

Total cost of revenue	25,250,710	24,583,972	83,597,556	65,011,044

Gross profit	17,569,751	19,753,878	51,603,011	52,491,573

Operating expenses:
General and administrative	6,450,432	7,585,029	20,356,755	24,937,434
Sales and marketing	5,354,395	7,135,439	17,548,744	23,083,221
Research and development	4,202,559	5,493,560	10,823,625	17,865,027
Depreciation and amortization	2,663,840	3,460,726	8,682,719	9,821,898

Total operating expenses	18,671,226	23,674,754	57,411,843	75,707,580

Operating loss	(1,101,475)	(3,920,876)	(5,808,832)	(23,216,007)

Other income (expense):
Interest income	36,196	190,840	127,167	867,293
Interest expense	(23,845)	(19,751)	(78,358)	(48,861)
Other, net	(275,865)	113,858	125,049	(265,646)

Total other income (expense)	(263,514)	284,947	173,858	552,786

Loss before income taxes	(1,364,989)	(3,635,929)	(5,634,974)	(22,663,221)
Income tax expense (benefit)	(36,039)	(124,829)	199,385	75,139

Loss from continuing operations	$(1,328,950)	$(3,511,100)	$(5,834,359)	$(22,738,360)
Loss on discontinued operations, net of tax	(2,527,777)	(305,720)	(2,768,234)	(1,270,576)
Loss on sale of discontinued operations, net of tax	—	—	—	(902,885)

Net loss	$(3,856,727)	$(3,816,820)	$(8,602,593)	$(24,911,821)

Other comprehensive income (loss)
Foreign currency translation adjustment, net of tax	797,176	(1,081,776)	(117,690)	(360,941)

Comprehensive loss	$(3,059,551)	$(4,898,596)	$(8,720,283)	$(25,272,762)

Net loss per common share
Basic and diluted	$(0.11)	$(0.11)	$(0.25)	$(0.73)

Basic and diluted weighted average shares outstanding	34,810,957	34,293,531	34,674,943	34,000,684

The accompanying notes are an integral part of these consolidated financial statements.

ICx TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

	Unaudited
	Stockholders’ Equity
	Common Stock				Accumulated Other		Total
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Comprehensive Income	Treasury Stock	Stockholders’ Equity
Balances at January 1, 2009	34,422,765	$34,423	$381,701,973	$(204,478,210)	$2,764,094	$(2,214,912)	$177,807,368
Comprehensive income (loss):
Net loss	—	—	—	(8,602,593)	—	—	(8,602,593)
Foreign currency translation, net of tax	—	—	—	—	(117,690)	—	(117,690)

Total comprehensive loss	—	—	—	(8,602,593)	(117,690)	—	(8,720,283)
Issuances of common stock:
Stock options, warrants and restricted stock	412,411	412	105,477	—	—	—	105,889
Stock based compensation	—	—	2,988,258	—	—	—	2,988,258
Purchases of treasury stock	—	—	—	—	—	(496,722)	(496,722)

Balances at September 30, 2009	34,835,176	$34,835	$384,795,708	$(213,080,803)	$2,646,404	$(2,711,634)	$171,684,510

The accompanying notes are an integral part of this consolidated financial statement.

ICx TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Unaudited
	Nine Months Ended September 30,
	2009	2008
Operating activities:
Net loss	$(8,602,593)	$(24,911,821)
Loss on discontinued operations	2,768,234	1,270,576
Loss on sale of discontinued operations	—	902,885

Loss from continuing operations, net of tax	(5,834,359)	(22,738,360)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	2,964,131	4,451,154
Depreciation and amortization	8,682,719	9,821,898
Deferred income taxes	97,305	(88,928)
Increase in restricted cash	(27,649)	(38,580)
Changes in operating assets and liabilities:
Trade accounts receivable, net	4,744,696	5,683,384
Unbilled revenue	679,622	(4,135,699)
Inventories	2,012,601	(7,955,987)
Prepaid expenses and other assets	(4,137,375)	770,344
Accounts payable	(7,129,514)	(2,029,660)
Accrued expenses and other liabilities	(1,843,307)	1,072,784
Deferred revenue	(4,555,981)	6,437,923

Net cash used in continuing operating activities	(4,347,111)	(8,749,727)
Cash used in operation of discontinued operations	(64,751)	(916,523)

Net cash used in operating activities	(4,411,862)	(9,666,250)

Investing activities:
Purchases of property, plant and equipment	(2,172,632)	(3,538,786)
Proceeds from the sale of property, plant and equipment	206,087	—
Business combinations	(1,800,000)	(7,443,805)
Increase in restricted cash	—	(8,362,416)

Net cash used in continuing investing activities	(3,766,545)	(19,345,007)
Proceeds from the sale of discontinued operations	—	1,797,115

Net cash used in investing activities	(3,766,545)	(17,547,892)

Financing activities:
Proceeds from issuance of common stock	105,889	167,105
Borrowings under lines of credit	6,418,600	915,647
Repayments under lines of credit	(6,418,600)	(124,776)
Repayments of notes payable and long-term debt	(91,514)	(113,072)
Purchase of treasury shares	(496,722)	(905,103)
Other, net	—	(34,581)

Net cash used in financing activities	(482,347)	(94,780)

Effect of foreign exchange rate on cash	976,119	(7,515)

Net change in cash and cash equivalents	(7,684,635)	(27,316,437)
Cash and cash equivalents at beginning of period	30,353,728	64,635,940

Cash and cash equivalents at end of period	$22,669,093	$37,319,503

The accompanying notes are an integral part of these consolidated financial statements.

ICx TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2009 and 2008

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

Management of the Company is required to consider material events that occur after the date, but prior to the issuance, of the financial statements and evaluate whether such events require modification to the reported results or footnote disclosure. The Company has evaluated subsequent events through the date of this filing, November 16, 2009.

(b)	Allowance for Trade Accounts and Notes Receivable

At September 30, 2009 and December 31, 2008, trade accounts receivable, net was comprised of the following:

	September 30, 2009	December 31, 2008
U.S. government	$11,231,213	$16,389,174
Commercial and other	21,129,857	20,540,427

	$32,361,070	$36,929,601
Allowance for doubtful accounts	(685,755)	(382,579)

Trade accounts receivable, net	$31,675,315	$36,547,022

No commercial customer accounted for more than 10% of net trade accounts receivable at September 30, 2009. One commercial customer accounted for 16% of net trade accounts receivable at December 31, 2008. Additionally, the U.S. government accounted for 10% or greater of the net trade accounts receivable balance at September 30, 2009 and December 31, 2008.

(c)	Inventories

At September 30, 2009 and December 31, 2008, inventories were comprised of the following:

	September 30, 2009	December 31, 2008
Raw materials	$11,987,360	$16,488,914
Work in progress	4,708,938	3,090,484
Finished goods	8,317,157	7,274,370

	$25,013,455	$26,853,768
Reserve for obsolescence	(1,006,583)	(679,342)

	$24,006,872	$26,174,426

(d)	Goodwill and Other Intangible Assets

Goodwill is not amortized, but instead is tested for impairment at least annually. Pursuant to the Company’s policies for assessing impairment of goodwill and long-lived assets, no goodwill was written off in the first nine months of 2008. The Company wrote off $1,260,790 of goodwill and $828,000 of intangible assets in the Solutions segment in the three and nine months ended September 30, 2009 in conjunction with discontinued operations (Note 9). The Company has not historically incurred significant costs to renew or extend the term of recognized intangible assets.

(e)	Revenue Recognition

The Company recognizes revenue from product sales when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collection from the customer is reasonably assured. Product revenue is generally recognized upon shipment, unless customer acceptance is required, in which case product revenue is recognized when documentation of customer acceptance is received.

The Company earns contract research and development revenue by performing research and development primarily under contracts entered into with the U.S. government or as subcontractors to other commercial entities that contract with the U.S. government. The Company earns the majority of its service and other revenue from custom development services and project management and technology integration services under contracts entered into with various U.S., state or local government agencies or other commercial entities that contract with these agencies. Most of these contracts are either based on costs incurred plus a fixed fee or are based on a fixed price. The Company recognizes revenue from these contracts using the percentage of completion method. The Company principally uses labor efforts expended and estimated gross profit as a percentage of total estimated costs and contract value or contract milestones to measure the progress of contract completeness. Revisions in cost and contract value estimates during the progress of work have the effect of adjusting earnings in the current period for work that may have been performed in prior periods. When estimates of current costs indicate a loss, provision is made for the total anticipated loss in the current period. Under cost plus fixed fee contracts, the Company may bill and be reimbursed for costs incurred in advance of revenue recognition if the percentage of contract completeness does not coincide with costs incurred. Additionally, certain fixed price contracts provide for billings and/or payments that may not coincide with revenue recognition. To the extent that customer billings or payments are in excess of revenues, the excess is recorded as deferred revenue and contract costs in excess of expected earnings under the contract are deferred. At September 30, 2009 and December 31, 2008, the Company had included in deferred revenue $2,101,775 and $7,215,063 of excess billings or customer payments, respectively, related to percentage of completion timing differences. At September 30, 2009 and December 31, 2008, this amount included $0 and $4,976,523, respectively, in advanced payments received from a customer for a custom platform development project. Deferred contract costs at September 30, 2009 and December 31, 2008 were not material. In certain circumstances, revenue is recognized and costs are accrued under the percentage of completion method under cost plus and fixed fee contracts. Additionally, revenue may be recognized prior to billings on these contracts. Such amounts are recorded as unbilled revenue and are expected to be collected within one year of recognition, and if contract costs incurred are below the earnings that are expected to be realized upon contract completion, they are accrued until the costs are incurred. At September 30, 2009 and December 31, 2008, the Company had unbilled revenue of $10,314,272 and $10,996,971, respectively, substantially all of which is expected to be collected within one year. At September 30, 2009 and December 31, 2008, this amount included $0 and $4,889,824, respectively, of unbilled revenue related to a custom platform development project. Accrued contract costs at September 30, 2009 and December 31, 2008, were not material. The Company had no material claims outstanding under its research and development contracts as of September 30, 2009.

Warranty income under separate agreements is recognized ratably over the life of the warranty. The Company recognizes revenue from services at the time the related services are performed. Deferred revenue includes $1,897,385 and $1,432,184 at September 30, 2009 and December 31, 2008, respectively, of warranty agreements and prepayments on service contracts.

The Company recognizes revenue from software license fees when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collection from the customer is reasonably assured. Revenue from post contract customer maintenance and support is deferred and recognized ratably over the life of the post contract customer maintenance and support agreement. Deferred revenue includes $274,350 and $214,718 at September 30, 2009 and December 31, 2008, respectively, of revenue deferred under multiple-element software arrangements for post contract customer support.

(f)	Accounting for Stock-Based Compensation

The Company values equity-classified, share-based payments to employees, including grants of employee stock options, at fair value on the date of grant and expenses stock-based compensation over the applicable vesting period. Share-based awards granted or modified are recognized in compensation expense over the applicable vesting period.

During the three months ended September 30, 2009 and 2008, the Company recorded non-cash stock-based compensation expense of $986,158 and $1,365,520, respectively, including $7,030 and $15,083, respectively, of expense associated with discontinued operations (Note 9). During the nine months ended September 30, 2009 and 2008, the Company recorded non-cash stock-based compensation expense of $2,988,258 and $4,500,704, respectively, including $24,127 and $49,550, respectively, of expense associated with discontinued operations. As of September 30, 2009, and December 31, 2008, the Company’s total unrecognized compensation cost related to stock-based awards was $3,396,590 and $5,359,026, respectively.

(g)	Loss Per Share

The Company calculates basic loss per share by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during each reporting period. Diluted loss per common share is calculated by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during each period adjusted for the effect of dilutive potential common shares calculated using the treasury stock method. However, the computation of diluted loss per share shall not assume the conversion or exercise of options that would have an anti-dilutive effect (a decrease in loss per share) on loss per share.

For the quarter ended September 30, 2009, the Company had 34,810,957 weighted average shares outstanding and all of the Company’s potential common shares were anti-dilutive as the Company was in a net loss position. Those potential common shares consisted of 474,930 weighted average shares of stock.

For the quarter ended September 30, 2008, the Company had 34,293,531 weighted average shares outstanding, and all of the Company’s potential common shares were anti-dilutive as the Company was in a net loss position. Those potential common shares consisted of 721,233 weighted average shares of stock.

For the nine months ended September 30, 2009, the Company had 34,674,943 weighted average shares outstanding and all of the Company’s potential common shares were anti-dilutive as the Company was in a net loss position. Those potential common shares consisted of 455,555 weighted average shares of stock.

For the nine months ended September 30, 2008, the Company had 34,000,684 weighted average shares outstanding, and all of the Company’s potential common shares were anti-dilutive as the Company was in a net loss position. Those potential common shares consisted of 601,263 weighted average shares of stock.

(h)	Reclassifications

The 2008 balances in the consolidated financial statements and notes to consolidated financial statements have been reclassified to conform to the 2009 presentation of restricted cash and discontinued operations (Note 9). Additionally, certain 2008 balances in Note 10 to the consolidated financial statements have been reclassified to conform to the 2009 presentation, as the Company began allocating all general and administrative expenses to reportable segments. These reclassifications had no impact on reported net income or earnings per share.

(i)	Fair Value Measurements

Effective January 1, 2008, the Company adopted the provisions of FASB Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements and Disclosures, for financial assets and liabilities. FASB ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. On January 1, 2009, the Company adopted the provisions of FASB ASC 820 for nonfinancial assets and liabilities. Under FASB ASC 820, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. FASB ASC 820 describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

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

As required under FASB ASC 820, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Fair value is based upon quoted market prices when available. If listed price or quotes are not available, the Company employs internally-developed models that primarily use market-based inputs including yield curves and interest rates, among others.

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

Nonfinancial nonrecurring assets and liabilities included in the Company’s consolidated balance sheet include long-lived assets such as property, plant and equipment, intangibles and goodwill, which are measured at fair value to test for and measure an impairment charge, when necessary. These assets fall within level 3 of the fair value hierarchy, as significant unobservable inputs such as the Company’s projected operating results are used to estimate the fair value of these assets. During the three and nine months ended September 30, 2009, $1,260,790 of goodwill, $828,000 of intangible assets and $150,334 of other long-term assets were written off in connection with discontinued operations to remeasure these nonfinancial assets and liabilities to fair value (Note 9).

(j)	Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. The Company has reviewed the recently issued pronouncements and concluded that the following new accounting standards are applicable to the Company.

During the third quarter of 2009, the Company adopted FASB Accounting Standards Codification (ASC). The FASB ASC is the single official source of authoritative, nongovernmental U.S. GAAP. Rules and interpretive releases issued by the SEC are also sources of authoritative GAAP for SEC registrants. Adoption of the FASB ASC did not impact the Company’s consolidated financial position or results of operations, as the ASC did not change U.S. GAAP.

In December 2007, the FASB issued guidance related to FASB ASC Topic 805, Business Combinations. This guidance establishes standards for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. It also provides guidance for recognizing and measuring the goodwill acquired in the business combination and for determining what information to disclose in connection with a business combination. Among other things, FASB ASC Section 805 requires securities issued be valued as of the acquisition date, transaction costs incurred in connection with an acquisition be expensed, except acquiree costs, contingent consideration be recorded at fair value as of the date of acquisition with subsequent changes reflected in income, and in-process research and development be capitalized as an intangible asset. This guidance is applicable to business combinations consummated on or after December 15, 2008. Early application was prohibited. These provisions may impact the Company’s accounting for future business combinations, as the Company often includes provisions for the issuance of contingent consideration based on future earnings in its acquisitions.

In April 2009, the FASB issued additional guidance related to FASB ASC Topic 805 to amend provisions for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. This guidance eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria and instead carries forward most of the provisions for acquired contingencies. This guidance is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2008. These provisions may impact the Company’s accounting for future business combinations.

In April 2008, the FASB issued guidance related to FASB ASC Topic 350, Intangibles – Goodwill and Other, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This guidance is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. Early adoption was prohibited. Adoption of this guidance on January 1, 2009, did not have a significant impact on the Company’s consolidated financial position or results of operations.

In June 2008, the FASB issued guidance related to FASB ASC Topic 260, Earnings Per Share, that addresses whether unvested share-based payment awards with rights to receive dividends or dividend equivalents should be considered as participating securities for the purposes of applying the two-class method of calculating earnings per share (“EPS”). The guidance indicates that unvested share-based payment awards that contain nonforfeitable rights to receive dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing EPS. This guidance is effective for fiscal years beginning after December 15, 2008, and interim periods within those years and requires that all prior period EPS data presented be adjusted retrospectively. Early application was not permitted. Adoption of this guidance on January 1, 2009, did not have a material impact on the Company’s consolidated financial position or results of operations.

In November 2008, the FASB issued guidance related to FASB ASC Topic 350, Intangibles – Goodwill and Other, which clarifies the accounting for defensive intangible assets, or certain separately identifiable intangible assets acquired in a business combination that an entity does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. This guidance requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounts that should be amortized to expense over the period the asset diminishes in value. This guidance is effective for all intangible assets acquired on or after the first fiscal year beginning on or after December 15, 2008. Early adoption was not permitted. These provisions may impact the Company’s accounting for future business combinations if defensive intangible assets are acquired.

In April 2009, the FASB issued guidance related to FASB ASC Topic 825, Financial Instruments, that requires an entity to provide disclosures about fair value of financial instruments in interim financial statements. This guidance is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this guidance for its quarter ending June 30, 2009. Adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

In May 2009, the FASB issued guidance related to FASB ASC Topic 855, Subsequent Events, which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, the guidance sets forth (a) the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (b) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements, and (c) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. The guidance also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, and is effective for interim and annual periods ending after June 15, 2009. The Company adopted these provisions for its quarter ending June 30, 2009. Adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

In September 2009, the FASB issued ASU 2009-6, Income Taxes (Topic 740) – Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities, which provides guidance on how to apply the standards for uncertainty in income taxes when income taxes paid by the entity are attributable to the entity or when they are attributable to the owners. The guidance also clarifies that determination of the taxable status of the entity is a tax position subject to the standards for uncertainty in income taxes and indicates that a reporting entity must consider the tax positions of all entities within a related group regardless of the reporting entity’s tax status. This guidance is effective for interim and annual periods ending after September 15, 2009. The Company adopted these provisions for its quarter ending September 30, 2009. Adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force, which addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price should be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither of these types of evidence is available. The residual method of allocation is eliminated by this guidance. Additionally, this guidance expands disclosures related to multiple-deliverable revenue arrangements. These provisions are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company anticipates adopting this guidance with its fiscal year beginning January 1, 2010. We are currently evaluating the impact that adoption will have, if any, on the Company’s consolidated financial position or results of operations.

In October 2008, the FASB issued ASU 2009-14, Software (Topic 985) – Certain Revenue Arrangements That Include Software Elements – a consensus of the FASB Emerging Issues Task Force, that provides guidance on determining whether tangible products contain software that works together with the nonsoftware components of the tangible product to deliver the tangible product’s essential functionality (and therefore, is excluded from the scope of the software revenue guidance) and also provides guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software. These provisions are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted, as long as the vendor adopts this guidance in the same period using the same transition method used to adopt ASU 2009-13. The Company anticipates adopting this guidance with its fiscal year beginning January 1, 2010. We are currently evaluating the impact that adoption will have, if any, on the Company’s consolidated financial position or results of operations.

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

Administrative Services Agreement with Wexford

The Company entered into an Administrative Services Agreement with Wexford under which the Company may request certain legal, accounting, back office, and other services. The Company is obligated to reimburse Wexford for all of its direct and indirect costs allocated to the performance of such services. The Company incurred general and administrative expenses of $35,548 and $26,363 in the three months ended September 30, 2009 and 2008, respectively, and $66,466 and $93,199 in the nine months ended September 30, 2009 and 2008, respectively, pursuant to the agreement. Either party may terminate specific services or cancel the agreement upon written notice to the other party.

Leases

Juergen Stein, CEO and President of Target GmbH, a subsidiary of the Company, leases facilities to the Company under a lease agreement dated January 1, 2005. Rent expense of $27,000 was incurred in the three months ended September 30, 2009 and 2008, respectively. Rent expense of $81,000 was incurred in the nine months ended September 30, 2009 and 2008, respectively. The lease term ends on December 31, 2020, and can be renewed for one year terms thereafter.

Strange Family Holdings, LLP, leases facilities to the Company under a lease agreement dated June 15, 2005. Rent expense of $17,074 and $16,897 was incurred in the three months ended September 30, 2009 and 2008, respectively. Rent expense of $51,222 and $56,050 was incurred in the nine months ended September 30, 2009 and 2008, respectively. The lease term ended on September 15, 2009. The Company used one of the six additional one year renewals available under the lease to extend the lease to September 15, 2010. Certain family members of the Strange family hold senior management positions in one of the Company’s subsidiaries.

3.	Business Combinations

On May 31, 2008, the Company acquired the assets of S3I, LLC (S3I) in a business combination accounted for as a purchase. The purchase agreement with S3I contains contingent consideration provisions based on earnings and future revenues in an amount not to exceed $24.7 million. During the three and nine months ended September 30, 2009, the Company paid $1,800,000 to the sellers of S3I related to the contingent consideration provisions and final settlement of holdback amounts and working capital adjustments. An additional $900,000 will be paid to the sellers in 2010 related to the contingent consideration provisions and is included in accrued expenses and other current liabilities in the Consolidated Balance Sheet. For the three and nine months ended September 30, 2009, goodwill was increased by $161,955 related to the contingent consideration provisions.

4.	Commitments and Contingencies

The Company is routinely involved in various legal matters arising from the normal course of business. Management believes that losses, if any, arising from such actions will not have a material adverse effect on the financial position or results of operations of the Company.

5.	Income Taxes

As of September 30, 2009 and December 31, 2008, the Company had unrecognized tax benefits of $1.4 million. If recognized in future periods, $1.4 million would reduce the Company’s effective income tax rate. No interest or penalties have been accrued. The Company does not expect the unrecognized tax benefits to significantly change within the next 12 months. The Company has elected to report interest and penalties as a component of income tax expense.

6.	Lines of Credit

Certain of the Company’s subsidiaries have operating lines of credit with banks in which borrowing is generally collateralized by and based on a percentage of certain eligible accounts receivable, inventory, and/or property and equipment. Interest is based on prime or, in some cases, percentage points above prime.

At September 30, 2009, no amounts were outstanding under a line of credit with a maximum borrowing amount of $2.5 million, an effective interest rate of 5.50% and a maturity date of April 26, 2011.

7.	Treasury Stock

As part of the Company’s stock-based compensation plans, the Company offers employees the opportunity to make required tax payments with cash or through a net share settlement. For employees choosing net share settlement, the Company makes required tax payments on behalf of employees as their stock awards vest and then withholds a number of vested shares having a value on the date of vesting equal to the tax obligation. The shares withheld were recorded as treasury shares. During the nine months ended September 30, 2009, the Company repurchased 103,991 shares in settlement of employees’ tax obligations for a total of $496,722 or an average of $4.78 per share.

8.	Stock-Based Compensation

On August 11, 2009, the Company issued an offer to exchange options to purchase up to an aggregate of 2,201,849 shares of the Company’s common stock, whether vested or unvested, with an exercise price per share equal to the greater of $5.00 or the closing price per share of the Company’s common stock on the date on which the New Options are granted, which was September 8, 2009. Pursuant to the exchange offer, 1,684,138 eligible stock options, including warrants to purchase 375,000 shares of common stock, were tendered and 716,403 new stock options, including warrants to purchase 127,250 shares of common stock, were granted with an exercise price of $5.36, the closing price of the Company’s common stock on the date of grant. The incremental compensation cost associated with this exchange did not have a material impact on the Company’s financial position or results of operations.

The following table summarizes activity for nonvested restricted stock (“RS”) and nonvested restricted stock units (“RSUs”) granted under the 2007 Equity Incentive Plan for the nine months ended September 30, 2009:

	2009
	Restricted Stock and Restricted Stock Units	Weighted Average Fair Value
Nonvested RS and RSUs outstanding at January 1	710,470	$9.17
RS and RSUs granted	211,996	4.15
RS and RSUs vested	(309,243)	8.41
RS and RSUs forfeited	(77,243)	10.71

Nonvested RS and RSUs outstanding at September 30	535,980	$7.40

The Company recorded stock-based compensation expense of $734,492 and $1,000,677 during the three months ended September 30, 2009 and 2008, respectively, and $2,313,261 and $3,212,446 during the nine months ended September 30, 2009 and 2008, respectively, in connection with grants of RS and RSUs. Grants of RS and RSUs are valued using the closing market price of the Company’s common stock on the date of grant.

The aggregate intrinsic value of outstanding RS and RSUs at September 30, 2009 was $3,193,840. Also at September 30, 2009, total compensation cost related to nonvested RS and RSU awards that had not yet been recognized totaled $2,449,658. The weighted average period over which this amount will be recognized is estimated to be 2.2 years.

Stock option activity for options issued under the 2007 Equity Incentive Plan was as follows as of September 30, 2009, and for the nine months then ended:

	Shares Subject to Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2009	2,790,527	$9.56
Options granted	1,260,653	5.26
Options exercised	(54,689)	1.80
Options terminated, cancelled or expired	(1,388,978)	12.11

Options outstanding at September 30, 2009	2,607,513	$6.30	6.35	$2,582,722

Options exercisable at September 30, 2009	1,936,133	$6.62	5.27	$1,975,645

For options granted in 2009 and 2008, the fair value of options was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

For the nine months ended September 30,	2009	2008
Grant date fair value	$1.78	$3.13
Risk-free interest rate	2.01-2.195%	3.72%
Dividend yield	—%	—%
Expected life (years)	6.25-6.5	5-6.25
Expected volatility	47.0%	41.5%-42.7%

For options granted in the September 2009 option exchange, the fair value of options was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

Grant date fair value	$0.33-$1.81
Risk-free interest rate	0.10-1.49%
Dividend yield	—%
Expected life (years)	0.12-2.69
Expected volatility	44.6%-70.2%

No dividend yield assumption was included because the Company does not plan to pay dividends.

Board-discretionary stock option activity was as follows as of September 30, 2009, and for the nine months then ended:

	Shares Subject to Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2009	159,600	$0.16
Options granted	—	—
Options exercised	(48,400)	0.16
Options terminated, cancelled or expired	—	—

Options outstanding at September 30, 2009	111,200	$0.16	5.78	$640,512

Options exercisable at September 30, 2009	111,200	$0.16	5.78	$640,512

Stock-based compensation expense pertaining to stock options totaled $251,666 and $364,843 for the three months ended September 30, 2009 and 2008, respectively, and $674,997 and $1,288,258 for the nine months ended September 30, 2009 and 2008, respectively. Cash received from the exercise of stock options totaled approximately $11,000 and $36,000 for the three months ended September 30, 2009 and 2008, respectively, and approximately $106,000 and $167,000 for the nine months ended September 30, 2009 and 2008, respectively.

The aggregate intrinsic value of outstanding options at September 30, 2009 was $3,223,234. Also at September 30, 2009, total compensation cost related to nonvested awards that had not yet been recognized totaled $946,932. The weighted average period over which this amount will be recognized is estimated to be 3.6 years.

9.	Discontinued Operations

In the third quarter of 2009, the Company’s Board of Directors adopted a plan of sale and put the assets of PureTech Systems, Inc. (PureTech), a unit in the Solutions segment, up for sale, as the business model of this unit no longer aligned with the strategic plans of the Company. The Company expects to complete the sale of PureTech in the fourth quarter of 2009. In conjunction with this plan, the Company recognized a loss on discontinued operations of $2,527,777 and $2,768,234 in the three months and nine months ended September 30, 2009, respectively. This loss included a goodwill impairment charge of $1,260,790, a $828,000 impairment charge to write down PureTech’s intangible assets, and a $150,334 impairment charge to write down PureTech’s non-current assets. Prior year financial statements for 2008 present the operations of PureTech as discontinued operations.

Revenues and net loss before income taxes of PureTech reported in discontinued operations are as follows:

	For the three months ended September 30,
	2009	2008
Revenues	$85,972	$622,732
Net loss before income taxes	(288,653)	(305,720)

	For the nine months ended September 30,
	2009	2008
Revenues	$910,424	$1,153,017
Net loss before income taxes	(529,109)	(1,270,576)

The assets and liabilities of the discontinued operations are presented separately in the consolidated balance sheets under the captions “Current assets of discontinued operations”, “Noncurrent assets of discontinued operations”, and “Current liabilities of discontinued operations” and consist of the following:

	September 30, 2009	December 31, 2008
Assets of discontinued operations:
Accounts receivable, net	$203,676	$553,981
Inventories	27,329	55,206
Property, plant and equipment, net	35,763	63,653
Intangibles, net	—	1,035,000
Goodwill	—	1,260,790
Other assets	351,625	408,761

Total assets	$618,393	$3,377,391

Liabilities of discontinued operations:
Accounts payable	$594	$7,017
Deferred revenue	117,799	191,019

Total liabilities	$118,393	$198,036

In the first quarter of 2008, the Company realized a loss on discontinued operations of $902,885 related to the settlement of escrow accounts and contingent purchase consideration related to three 2007 sales of businesses in the Company’s Laser segment. The Company decided to sell these units primarily because the business models did not align with the strategic plans of the Company.

10.	Segment Information

The Company has three reportable segments: detection, surveillance, and solutions. The detection segment provides chemical, biological, radiological, nuclear, and radiation detection activities. The surveillance segment provides perimeter security and monitoring. The solutions segment designs, creates, and deploys security operating systems and video networking systems. Intersegment revenues are fully eliminated in consolidation. Due to changes in the Company’s internal structure, we began allocating all general and administrative expenses to the Company’s reportable segments in 2009, whereas a portion of general and administrative expenses remained unallocated to segments in 2008. In 2009 and 2008, all sales and marketing expenses have been allocated to the Company’s reportable segments. Segment information disclosed below for the three and nine months ended September 30, 2008, has been reclassified to conform to the 2009 presentation. Intersegment revenues are not presented for 2008, as they are not significant. To conform to the 2009 presentation, the 2008 balances for the solutions segment have been reclassified to exclude amounts related to discontinued operations (Note 9).

The following is a summary of information for the Company’s reportable segments:

	For the three months ended September 30, 2009
	Detection	Surveillance	Solutions	Segments Combined
Total revenues	$26,188,929	$9,245,490	$7,743,768	$43,178,187
Intersegment revenues	—	(63,978)	(293,748)	(357,726)

Revenues from external customers	26,188,929	9,181,512	7,450,020	42,820,461
Segment operating income (loss)	(258,538)	(1,081,111)	426,690	(912,959)
Depreciation and amortization	1,992,621	395,610	87,093	2,475,324

	For the three months ended September 30, 2008
	Detection	Surveillance	Solutions	Segments Combined
Revenues from external customers	$25,419,383	$12,670,875	$6,247,592	$44,337,850
Segment operating losses	(636,063)	(1,691,195)	(1,411,066)	(3,738,324)
Depreciation and amortization	2,114,367	769,322	394,485	3,278,174

	For the nine months ended September 30, 2009
	Detection	Surveillance	Solutions	Segments Combined
Total revenues	$71,710,109	$38,713,849	$25,583,850	$136,007,808
Intersegment revenues	—	(71,578)	(735,663)	(807,241)

Revenues from external customers	71,710,109	38,642,271	24,848,187	135,200,567

Segment operating (losses) income	(3,554,728)	(2,314,984)	622,295	(5,247,417)
Depreciation and amortization	5,847,692	1,888,204	385,408	8,121,304
Segment property, plant and equipment additions	1,944,369	82,257	54,516	2,081,142

	For the nine months ended September 30, 2008
	Detection	Surveillance	Solutions	Segments Combined
Revenues from external customers	$68,848,768	$31,916,498	$16,737,351	$117,502,617
Segment operating losses	(8,776,268)	(8,268,773)	(5,683,162)	(22,728,203)
Depreciation and amortization	5,883,154	2,273,584	1,177,356	9,334,094
Segment property, plant and equipment additions	1,737,342	630,431	201,732	2,569,505

As of September 30, 2009
Segment total assets	$105,515,325	$37,660,171	$22,871,548	$166,047,044
Segment goodwill	51,478,230	12,736,716	5,736,946	69,951,892

As of December 31, 2008
Segment total assets	$106,180,659	$52,108,392	$22,192,250	$180,481,301
Segment goodwill	51,316,275	12,736,717	5,504,448	69,557,440

Following is a reconciliation of the Company’s operating losses from reportable segments to the total Company loss before income taxes:

	For the three months ended September 30,
	2009	2008
Operating losses from reportable segments	$(912,959)	$(3,738,324)
Unallocated depreciation and amortization expense	(188,516)	(182,552)
Interest income	36,196	190,840
Interest expense	(23,845)	(19,751)
Other non-operating gains (losses), net	(275,865)	113,858

Loss before income taxes	$(1,364,989)	$(3,635,929)

	For the nine months ended September 30,
	2009	2008
Operating losses from reportable segments	$(5,247,417)	$(22,728,203)
Unallocated depreciation and amortization expense	(561,415)	(487,804)
Interest income	127,167	867,293
Interest expense	(78,358)	(48,861)
Other non-operating gains (losses), net	125,049	(265,646)

Loss before income taxes	$(5,634,974)	$(22,663,221)

Following is a reconciliation of the property, plant and equipment additions from the Company’s reportable segments to the total property, plant and equipment additions of the Company:

	For the nine months ended September 30,
	2009	2008
Total property, plant and equipment additions from reportable segments	$2,081,142	$2,569,505
Unallocated property, plant and equipment additions	91,490	969,281

Total property, plant and equipment additions	$2,172,632	$3,538,786

Following is a reconciliation of the total assets from the Company’s reportable segments to the total assets of the Company:

	September 30, 2009	December 31, 2008
Total assets from reportable segments	$166,047,044	$180,481,301
Unallocated cash and cash equivalents	28,970,972	31,640,943
Unallocated prepaid expenses and other assets	3,372,373	3,778,882
Deferred income taxes	19,935	19,935
Current and noncurrent assets of discontinued operations (Note 9)	618,393	3,377,391

Total assets	$199,028,717	$219,298,452

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Contract Research and Development Revenue and Gross Profit. We earn contract research and development revenue by performing research and development primarily under contracts that we enter into directly with the U.S. government or as subcontractors to other commercial entities that contract with the U.S. government. Most of our research and development contracts are either based on our cost plus a fixed fee, which is subject to a dollar cap, or are fixed price. We account for earnings under long-term contracts using the percentage-of- completion method of accounting. See “Critical Accounting Policies and Estimates—Revenue Recognition—Contract Research and Development and Services.”

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

General and Administrative Expenses. General and administrative expenses represent the costs and expenses of managing and supporting our operations. We increased our general administrative expenses in 2007 and 2006 through the use of consultants and other professionals to complete certain accounting and legal functions. We also increased general and administrative expenses by hiring additional executive officers and advisors and in connection with our overall expansion of the business. In 2008, our general and administrative expenses began to decline as a result of our focused effort to eliminate redundancies in our operations, primarily through reductions in personnel. In the nine months of 2009, our general and administrative expenses decreased compared to the same nine month period last year and we believe that our general and administrative expenses will begin to stabilize or slightly decrease throughout the remainder of 2009 compared to previous years as we continue to gain efficiencies in the overall integration of our business units and continue our efforts to control costs.

Sales and Marketing Expenses. Beginning in 2006 through the end of 2008, we increased our spending on sales, marketing and other related business development matters to support our early stage products and emerging technologies and to support anticipated future growth in our business. With the downturn in the economy in late 2008 and the continued uncertainty in 2009, we have taken steps to scale back certain aspects of our commercial sales and marketing activities. Accordingly, in the first nine months of 2009 our sales and marketing expenses decreased compared to the same nine month period last year and we expect that our sales and marketing expense will continue to decline compared to previous years throughout 2009.

Research and Development. In addition to external funding we receive and record as revenue from the U.S. government and other commercial entities for contract research and development activities, we also invest in research and development activities using our own internal funds in an effort to provide additional means for accelerating the development of new and enhanced product offerings and to expand our technological leadership. The costs of our internally funded research and development are included in our operating expenses. Beginning in 2006 and throughout most of 2008, we increased our spending on internally funded research and development activities and the integration of products and technologies among our reportable segments. One of our key objectives is to expand our market share by continuing to convert advanced technologies into products and single-source integrated solutions. In 2008, we significantly increased our externally funded research and development and have continued to secure additional funding in 2009. Accordingly, in the first nine months of 2009 our internal research and development expenses decreased compared to the same nine month period last year and we expect that our internal research and development expenses will continue to be lower in 2009 compared to previous years as we utilize our technical resources on externally funded research and development activities.

Results of Operations—Comparison of the Three Months Ended September 30, 2009 and 2008

The following table presents selected summarized consolidated financial information for the three months ended September 30, 2009 and 2008.

	Three Months Ended September 30,
	2009	2008
	(dollars in thousands) (unaudited)
Product revenue	$19,966	$24,982
Gross profit %	54.7%	52.9%
Contract research and development revenue	$15,066	$8,854
Gross profit %	30.7%	33.3%
Service and other revenue	$7,788	$10,502
Gross profit %	26.1%	34.1%

Total revenue	$42,820	$44,338

Gross profit %	41.0%	44.6%

Operating income (loss) excluding depreciation and amortization	$1,563	$(460)
Depreciation and amortization	2,664	3,461

Operating loss	$(1,101)	$(3,921)

Loss from continuing operations	$(1,329)	$(3,511)
Loss from discontinued operations, net	(2,528)	(306)

Net loss	$(3,857)	$(3,817)

Product Revenue and Gross Profit. Product revenue decreased $5.0 million, or 20%, to $20.0 million in the third quarter of 2009 from $25.0 million in the third quarter of 2008. The decrease primarily resulted from reduced sales of products in our Detection segment as discussed below in “Detection Segment – Comparison of the Three Months Ended September 30, 2009 and 2008.” Gross profit as a percentage of product revenue was 54.7% and 52.9% in the third quarters of 2009 and 2008, respectively. The increase in gross profit percentage was due to product mix.

Contract Research and Development Revenue and Gross Profit. Contract research and development revenue increased $6.2 million, or 70%, to $15.1 million in the third quarter of 2009 from $8.9 million in the third quarter of 2008. The increase was primarily due to a significant long-term contract award for the development of a nuclear and chemical reconnaissance system in our Detection segment. Gross profit as a percentage of contract research and development revenue was 30.7% and 33.3% in the third quarters of 2009 and 2008, respectively. The reduction in gross profit is primarily due to the mix of contract types and the estimates inherent in the recognition of revenue and costs under the percentage-of-completion method.

Service and Other Revenue and Gross Profit. Service and other revenue decreased $2.7 million, or 26%, to $7.8 million in the third quarter of 2009 from $10.5 million in the third quarter of 2008. The majority of the decrease resulted from the delivery of custom platforms in our Surveillance segment under contracts that ended earlier this year. Gross profit as a percentage of service and other revenue was 26.1% and 34.1% in the third quarters of 2009 and 2008, respectively. Gross profit decreased in the third quarter of 2009 primarily due to the mix of contract types and the estimates inherent in recognizing revenue and costs under the percentage-of-completion method of accounting.

Operating Loss. Operating loss decreased $2.8 million, or 72%, to $1.1 million in the third quarter of 2009 from $3.9 million in the third quarter of 2008. The decrease in operating loss primarily resulted from a reduction in operating expenses. The reduction in operating expenses resulted from reduced spending on internal research and development because more of our technical resources were dedicated to externally funded contract research and development projects and reduced sales, marketing, and general and administrative expenses primarily from reductions in personnel as we continued to make progress towards integrating our business units and eliminating redundancies in our operations. Operating income (loss) excluding depreciation and amortization is a non-GAAP financial measure that is derived by reducing our operating loss by depreciation and amortization. Amortization primarily represents costs associated with our business acquisitions that do not correspond to an outlay of current and future cash flow. Accordingly, we believe operating income (loss) excluding depreciation and amortization is a more meaningful measure of our recurring operations and an indicator of our working capital requirements. Operating income (loss) excluding depreciation and amortization increased $2.1 million, or 420%, to $1.6 million in the third quarter of 2009 from a loss of $(0.5) million in the third quarter of 2008 due to reduced operating expenses as explained earlier in this section.

Loss from Continuing Operations. Our loss from continuing operations decreased $2.2 million, or 63%, from $3.5 million loss in the third quarter of 2008 to a $1.3 million loss in the third quarter of 2009 primarily due to reduced operating expenses as explained under “Operating Loss” above.

Loss from Discontinued Operations. In the third quarter of 2009, our Board of Directors adopted a plan of sale and put the assets of PureTech Systems, Inc. (PureTech), a unit in the Solutions segment, up for sale, as the business model of this unit no longer aligned with our strategic plans. We expect to complete the sale of PureTech in the fourth quarter of 2009. In connection with this plan, we recognized a loss on discontinued operations of $2.5 million which included a goodwill impairment charge of $1.3 million, a $0.8 million impairment charge to write down PureTech’s intangible assets and a $0.2 million impairment charge to write down PureTech’s long-lived assets.

Net Loss. Net loss increased $0.1 million, or 3%, to $3.9 million in the third quarter of 2009 from $3.8 million in the third quarter of 2008. The net loss for the third quarter of 2009 included $2.3 million in impairment charges in connection with the discontinued operations of PureTech. Without the impact of discontinued operations, our net loss was reduced compared to the third quarter last year primarily because of a decrease in operating expenses as explained under “Operating Loss” above.

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

Detection Segment—Comparison of the Three Months Ended September 30, 2009 and 2008

	Three Months Ended September 30,
	2009	2008
	(dollars in thousands) (unaudited)
Revenue and gross profit %
Product revenue	$10,800	$16,716
Contract research and development revenue	14,594	8,070
Service and other revenue	795	633

Total revenue	$26,189	$25,419

Gross profit %	41.5%	51.5%

Operating loss	$(258)	$(636)

Product Revenue. Product revenue decreased $5.9 million, or 35%, to $10.8 million in the third quarter of 2009 from $16.7 million in the third quarter of 2008. The majority of the decrease resulted from fewer sales of our explosive and radiation detection products. We sell our detector products primarily to the federal government, from which we have recently experienced a trend toward higher volume purchases on a less frequent basis. In 2008, purchases of detector products were lower in volume and occurred on a more frequent basis. We believe this trend has caused quarterly variability in our detection product revenue, and we believe this trend might continue in the future. Additionally, the Department of Defense delayed the passage of their fiscal year 2010 budget during our third quarter, which we believe resulted in fewer sales of our products during the third quarter. We believe that this delay could also lead to lower sales of our products in the fourth quarter.

Contract Research and Development Revenue. Contract research and development revenue in the third quarter of 2009 increased $6.5 million, or 80%, to $14.6 million in the third quarter of 2009 from $8.1 million in the third quarter of 2008. The increase is primarily due to continued progress on the development of a nuclear and chemical reconnaissance system from a significant contract that was awarded to us in the fourth quarter of 2008. We also continue to see increased government spending on defense and security-related programs that are pertinent to our business.

Service and Other Revenue. Service and other revenue in the third quarter of 2009 increased $0.2 million, or 33%, to $0.8 million in the third quarter of 2009 from $0.6 million in the third quarter of 2008.

Gross Profit. Gross profit as a percentage of revenue decreased from 51.5% in the third quarter of 2008 to 41.5% in the third quarter of 2009 primarily due to a higher percentage of revenue from contract research and development projects which carry lower gross margins than revenue from product sales.

Operating Loss. Operating loss decreased $0.3 million, or 50%, to $0.3 million in the third quarter of 2009 from $0.6 million in the third quarter of 2008. A $2.6 million decrease in operating expenses was offset by a decrease in gross profit of $2.2 million over the comparable quarter. The decrease in gross profit is due to a higher percentage of revenue from contract research and development projects which carry lower gross margins than revenue from product sales. The decrease in operating expenses resulted from reduced spending on internal research and development because more of our technical resources were dedicated to externally funded contract research and development projects, and reduced sales and marketing expenses primarily from reductions in personnel as we continued to make progress towards integrating our business units and eliminating redundancies in our operations.

Surveillance Segment—Comparison of the Three Months Ended September 30, 2009 and 2008

	Three Months Ended September 30,
	2009	2008
	(dollars in thousands) (unaudited)
Revenue and gross profit %
Product revenue	$7,111	$6,523
Contract research and development revenue	472	612
Service and other revenue	1,662	5,536

Total revenue	$9,245	$12,671

Gross profit %	43.4%	34.5%

Operating loss	$(1,081)	$(1,691)

Product Revenue. Product revenue increased $0.6 million, or 9%, to $7.1 million in the third quarter of 2009 from $6.5 million in the third quarter of 2008. The increase is primarily due to increased sales of our imaging equipment and integrated platforms.

Contract Research and Development Revenue. Contract research and development revenue decreased $0.1 million, or 17%, to $0.5 million in the third quarter of 2009 from $0.6 million in the third quarter of 2008.

Service and Other Revenue. Service and other revenue in the third quarter of 2009 decreased $3.8 million, or 69%, to $1.7 million in the third quarter of 2009 from $5.5 million in the third quarter of 2008. The decrease resulted from the delivery of integrated platforms under custom development contacts that ended earlier this year.

Gross Profit. Gross profit as a percentage of revenue was 43.4% and 34.5% in the third quarters of 2009 and 2008, respectively. The decrease in gross profit resulted from a higher percentage of revenue from product sales which carry higher gross margins than revenue from custom development contracts.

Operating Loss. Operating loss decreased $0.6 million, or 35%, to $1.1 million in the third quarter of 2009 from $1.7 million in the third quarter of 2008. The improvement primarily resulted from a $1.0 million decrease in operating expenses due to reductions in personnel as we continued to make progress towards integrating our business units and eliminating redundancies in our operations.

Solutions Segment—Comparison of the Three Months Ended September 30, 2009 and 2008

	Three Months Ended September 30,
	2009	2008
	(dollars in thousands) (unaudited)
Revenue and gross profit %
Product revenue	$2,144	$1,743
Contract research and development revenue	63	172
Service and other revenue	5,537	4,333

Total revenue	$7,744	$6,248

Gross profit %	34.7%	36.6%

Operating income (loss)	$427	$(1,411)

Product Revenue. Product revenue increased $0.4 million, or 24%, to $2.1 million in the third quarter of 2009 from $1.7 million in the third quarter of 2008 primarily due to increase sales of our security monitoring products and software.

Service and Other Revenue. Service and other revenue increased $1.2 million, or 28%, to $5.5 million in the third quarter of 2009 from $4.3 million in the third quarter of 2008. The increase was primarily attributable to contracts for project management and the integration of technologies for intelligent transportation systems.

Gross Profit. Gross profit as a percentage of revenue was 34.7% and 36.6% in the third quarters of 2009 and 2008, respectively. Gross profit decreased because a greater proportion of our revenue in the third quarter of 2009 was derived from lower margin project management, integration and installation services as compared to the third quarter of 2008 in which a greater proportion of our revenue was derived from higher margin contract engineering and design services.

Operating Income (Loss). Operating income increased $1.8 million, or 129%, to $0.4 million in the third quarter of 2009 from a $1.4 million loss in the third quarter of 2008. The improvement in our operations resulted primarily from a $0.4 million increase in gross profit due to revenue growth, and a $1.4 million decrease in operating expenses primarily from reductions in personnel as we continued to make progress towards integrating our business units and eliminating redundancies in our operations.

Reconciliation of Reportable Segment Operating Losses to the Consolidated Loss from Continuing Operations

The following table provides a reconciliation of operating losses from reportable segments to our consolidated net loss from continuing operations for the three months ended September 30, 2009 and 2008:

	Three Months Ended September 30,
	2009	2008
	(dollars in thousands) (unaudited)
Reconciliation of segment operating losses to consolidated loss from continuing operations
Segment operating losses	$(912)	$(3,738)
Unallocated depreciation and amortization expenses	(189)	(183)
Interest expense	(24)	(20)
Interest income	36	191
Other nonoperating gains (losses), net	(276)	114
Income tax benefit	36	125

Consolidated loss from continuing operations	$(1,329)	$(3,511)

Results of Operations—Comparison of the Nine Months Ended September 30, 2009 and 2008

The following table presents selected summarized consolidated financial information for the nine months ended September 30, 2009 and 2008.

	Nine Months Ended September 30,
	2009	2008
	(dollars in thousands) (unaudited)
Product revenue	$58,410	$68,546
Gross profit %	52.1%	52.1%
Contract research and development revenue	$39,041	$30,652
Gross profit %	27.4%	33.5%
Service and other revenue	$37,750	$18,305
Gross profit %	27.7%	35.7%

Total revenue	$135,201	$117,503

Gross profit %	38.2%	44.7%

Operating income (loss) excluding depreciation and amortization	$2,874	$(13,394)
Depreciation and amortization	8,683	9,822

Operating loss	$(5,809)	$(23,216)

Loss from continuing operations	$(5,835)	$(22,738)
Loss from discontinued operations, net	(2,768)	(1,271)
Loss on sale of discontinued operations, net	—	(903)

Net loss	$(8,603)	$(24,912)

Product Revenue and Gross Profit. Product revenue decreased $10.1 million, or 15%, to $58.4 million in the nine months ended September 30, 2009 from $68.5 million in the nine months ended September 30, 2008. The decrease primarily resulted from reduced sales of products in our Detection segment which was partially offset by increased product sales in our Surveillance segment, as discussed below in “Detection Segment – Comparison of the Nine Months Ended September 30, 2009 and 2008” and in “Surveillance Segment – Comparison of the Nine Months Ended September 30, 2009 and 2008”. Gross profit as a percentage of product revenue was 52.1% in both the nine months ended September 30, 2009 and 2008.

Contract Research and Development Revenue and Gross Profit. Contract research and development revenue increased $8.3 million, or 27%, to $39.0 million in the nine months ended September 30, 2009 from $30.7 million in the nine months ended September 30, 2008. In our Detection segment, contract research and development revenue increased $14.2 million in the nine months ended September 30, 2009 compared to the same period last year primarily due to a significant long-term contract award for the development of a nuclear and chemical reconnaissance system. The increased revenue from Detection was offset by a $5.5 million reduction in contract research and development revenue in our Surveillance segment in the nine months ended September 30, 2009 compared to the same period in 2008. The decrease in Surveillance revenue resulted from the delivery of prototype platforms under a contract that ended in 2008. Gross profit as a percentage of contract research and development revenue was 27.4% and 33.5% in the nine months ended September 30, 2009 and 2008, respectively. The reduction in gross profit is primarily due to the mix of contract types and the estimates inherent in the recognition of revenue and costs under the percentage-of-completion method.

Service and Other Revenue and Gross Profit. Service and other revenue increased $19.5 million, or 107%, to $37.8 million in the nine months ended September 30, 2009 from $18.3 million in the nine months ended September 30, 2008. Service and other revenue in our Solutions segment accounted for approximately $9.0 million of the increase, the majority of which was related to performance under project management and integration contracts in connection with intelligent transportation systems and video networking and surveillance. In our Surveillance segment, service and other revenue accounted for approximately $9.9 million of the revenue increase, the majority of which relates to the delivery of custom platforms. Gross profit as a percentage of service and other revenue was 27.7% and 35.7% in the nine months ended September 30, 2009 and 2008, respectively. Gross profit decreased in the nine months ended September 30, 2009 primarily due to the mix of contract types and the estimates inherent in recognizing revenue and costs under the percentage-of-completion method of accounting.

Operating Loss. Operating loss decreased $17.4 million, or 75%, to $5.8 million in the nine months ended September 30, 2009 from $23.2 million in the nine months ended September 30, 2008. The decrease is primarily related to an $18.4 million decrease in operating expenses. The decrease in operating expenses resulted from reduced spending on internal research and development because more of our technical resources were dedicated to externally funded contract research and development projects, and reduced sales and marketing expenses and general and administrative expenses primarily from reductions in personnel as we continued to make progress towards integrating our business units and eliminating redundancies in our operations. Operating income (loss) excluding depreciation and amortization is a non-GAAP financial measure that is derived by reducing our operating loss by depreciation and amortization. Amortization primarily represents costs associated with our business acquisitions that do not correspond to an outlay of current and future cash flow. Accordingly, we believe operating income (loss) excluding depreciation and amortization is a more meaningful measure of our recurring operations and an indicator of our working capital requirements. Operating income (loss) excluding depreciation and amortization increased $16.3 million, or 122%, to $2.9 million in the nine months ended September 30, 2009 from a loss of $(13.4) million in the nine months ended September 30, 2008 due to reduced operating expenses as explained earlier in this section.

Loss from Continuing Operations. Our loss from continuing operations decreased $16.9 million, or 74%, to $5.8 million in the nine months ended September 30, 2009 from $22.7 million in the nine months ended September 30, 2008 primarily due to reduced operating expenses as explained in the “Operating Loss” section above.

Loss from Discontinued Operations. In the third quarter of 2009, our Board of Directors adopted a plan of sale and put the assets of PureTech Systems, Inc. (PureTech), a unit in the Solutions segment, up for sale, as the business model of this unit no longer aligned with our strategic plans. We expect to complete the sale of PureTech in the fourth quarter of 2009. In connection with this plan, we recognized a loss on discontinued operations of $2.8 million which included a goodwill impairment charge of $1.3 million, a $0.8 million impairment charge to write down PureTech’s intangible assets and a $0.2 million impairment charge to write down PureTech’s long-lived assets.

Net Loss. Net loss decreased $16.3 million, or 65%, to $8.6 million in the nine months ended September 30, 2009 from $24.9 million in the nine months ended September 30, 2008 primarily due to reduced operating expenses as explained in the “Operating Loss” section above.

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

Detection Segment—Comparison of the Nine Months Ended September 30, 2009 and 2008

	Nine Months Ended September 30,
	2009	2008
	(dollars in thousands) (unaudited)
Revenue and gross profit %
Product revenue	$30,981	$43,277
Contract research and development revenue	38,252	24,143
Service and other revenue	2,477	1,429

Total revenue	$71,710	$68,849

Gross profit %	40.7%	49.8%

Operating loss	$(3,555)	$(8,776)

Product Revenue. Product revenue decreased $12.3 million, or 28%, to $31.0 million in the nine months ended September 30, 2009 from $43.3 million in the nine months ended September 30, 2008. The decrease primarily resulted from fewer sales of our explosive detection and radiation products. We sell our detector products primarily to the federal government, from which we have recently experienced a trend toward higher volume purchases on a less frequent basis. In 2008, purchases of detector products were lower in volume and occurred on a more frequent basis. We believe this trend has caused quarterly variability in our detection product revenue, and we believe this trend might continue in the future. Additionally, the Department of Defense delayed the passage of their fiscal year 2010 budget during our third quarter, which we believe resulted in fewer sales of our products during the third quarter. We believe that this delay could also lead to lower sales of our products in the fourth quarter.

Contract Research and Development Revenue. Contract research and development revenue in the nine months ended September 30, 2009 increased $14.2 million, or 59%, to $38.3 million in the nine months ended September 30, 2009 from $24.1 million in the nine months ended September 30, 2008. The increase is primarily due to continued progress on the development of a nuclear and chemical reconnaissance system from a significant contract that was awarded to us in the fourth quarter of 2008. We also continue to see increased government spending on defense and security-related programs that are pertinent to our business.

Service and Other Revenue. Service and other revenue in the nine months ended September 30, 2009 increased $1.1 million, or 79%, to $2.5 million in the nine months ended September 30, 2009 from $1.4 million in the nine months ended September 30, 2008, primarily due to an increase in contracts to provide training to customers.

Gross Profit. Gross profit as a percentage of revenue decreased from 49.8% in the nine months ended September 30, 2008 to 40.7% in the nine months ended September 30, 2009 primarily due to a higher percentage of revenue from contract research and development projects which carry lower gross margins than revenue from product sales.

Operating Loss. Operating loss decreased $5.2 million, or 59%, to $3.6 million in the nine months ended September 30, 2009 from $8.8 million in the nine months ended September 30, 2008. A decrease in operating expenses of $10.3 million was offset by a decrease in gross profit of $5.1 million over the comparable period. The decrease in gross profit is due to a higher percentage of revenue from contract research and development projects which carry lower gross margins than revenue from product sales. The decrease in operating expenses resulted from reduced spending on internal research and development because more of our technical resources were dedicated to externally funded contract research and development projects, and reduced sales and marketing expenses and general and administrative expenses primarily from reductions in personnel as we continued to make progress towards integrating our business units and eliminating redundancies in our operations.

Surveillance Segment—Comparison of the Nine Months Ended September 30, 2009 and 2008

	Nine Months Ended September 30,
	2009	2008
	(dollars in thousands) (unaudited)
Revenue and gross profit %
Product revenue	$21,638	$19,221
Contract research and development revenue	789	6,303
Service and other revenue	16,287	6,392

Total revenue	$38,714	$31,916

Gross profit %	36.4%	37.4%

Operating loss	$(2,315)	$(8,269)

Product Revenue. Product revenue increased $2.4 million, or 13%, to $21.6 million in the nine months ended September 30, 2009 from $19.2 million in the nine months ended September 30, 2008. The increase is primarily due to increased sales of our imaging equipment and integrated platform products.

Contract Research and Development Revenue. Contract research and development revenue decreased $5.5 million, or 87%, to $0.8 million in the nine months ended September 30, 2009 from $6.3 million in the nine months ended September 30, 2008 primarily due to the delivery of prototype platforms under a research and development contract that ended in the second quarter of 2008.

Service and Other Revenue. Service and other revenue in the nine months ended September 30, 2009 increased $9.9 million, or 155%, to $16.3 million in the nine months ended September 30, 2009 from $6.4 million in the nine months ended September 30, 2008. The increase resulted from the delivery of platforms under custom development contacts.

Gross Profit. Gross profit as a percentage of revenue was 36.4% and 37.4% in the nine months ended September 30, 2009 and 2008, respectively. The decrease in gross profit resulted from a higher percentage of revenue from custom development projects which carry a lower gross profit than revenue from product sales.

Operating Loss. Operating loss decreased $6.0 million, or 72%, to $2.3 million in the nine months ended September 30, 2009 from $8.3 million in the nine months ended September 30, 2008. The improvement resulted from a $2.2 million increase in gross profit from revenue growth, and a $3.8 million decrease in operating expenses primarily from reductions in personnel as we continued to make progress towards integrating our business units and eliminating redundancies in our operations.

Solutions Segment—Comparison of the Nine Months Ended September 30, 2009 and 2008

	Nine Months Ended September 30,
	2009	2008
	(dollars in thousands) (unaudited)
Revenue and gross profit %
Product revenue	$5,912	$6,047
Contract research and development revenue	219	206
Service and other revenue	19,453	10,484

Total revenue	$25,584	$16,737

Gross profit %	32.6%	37.7%

Operating income (loss)	$623	$(5,684)

Product Revenue. Product revenue decreased $0.1 million, or 2%, to $5.9 million in the nine months ended September 30, 2009 from $6.0 million in the nine months ended September 30, 2008.

Service and Other Revenue. Service and other revenue increased $9.0 million, or 86%, to $19.5 million in the nine months ended September 30, 2009 from $10.5 million in the nine months ended September 30, 2008. The increase was primarily attributable to performance under contracts for project management and the integration of technologies for intelligent transportation systems.

Gross Profit. Gross profit as a percentage of revenue was 32.6% and 37.7% in the nine months ended September 30, 2009 and 2008, respectively. Gross profit decreased because a greater proportion of our revenue in the first nine months of 2009 was derived from lower margin project management, integration and installation services as compared to the third quarter of 2008 in which a greater proportion of our revenue was derived from higher margin contract engineering and design services.

Operating Income (Loss). Operating income (loss) increased $6.3 million, or 111%, to $0.6 million in the nine months ended September 30, 2009 from a $5.7 million loss in the nine months ended September 30, 2008. The improved operating results were primarily the result of a $2.0 million increase in gross profit due to revenue growth, and a $4.3 million decrease in operating expenses primarily from reductions in personnel as we continued to make progress towards integrating our business units and eliminating redundancies in our operations.

Reconciliation of Reportable Segment Operating Losses to the Consolidated Loss from Continuing Operations

The following tables provides a reconciliation of operating losses from reportable segments to our consolidated net loss from continuing operations for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30,
	2009	2008
	(dollars in thousands) (unaudited)
Reconciliation of segment operating losses to consolidated loss from continuing operations
Segment operating losses	$(5,247)	$(22,729)
Unallocated depreciation and amortization expenses	(562)	(486)
Interest expense	(78)	(49)
Interest income	127	867
Other nonoperating gains (losses), net	125	(266)
Income tax expense	(200)	(75)

Consolidated loss from continuing operations	$(5,835)	$(22,738)

Liquidity and Capital Resources

As of September 30, 2009, our principal sources of liquidity were cash and cash equivalents (including restricted cash) of $31.1 million and accounts receivable of $31.7 million. We expect our cash flows from operating activities to improve as we continue to reduce our net losses through a variety of means, including but not limited to, additional reductions in sales and marketing expenses and general and administrative expenses, prioritizing internal research and development spending and increasing revenue through organic growth. Due to our continued focus on reducing operating expenses, our operating losses excluding depreciation and amortization have been steadily decreasing, and we experienced positive operating income excluding depreciation and amortization of $1.6 million for each of the quarters ended September 30, 2009 and June 30, 2009, an improvement of $2.0 million over the operating loss excluding depreciation and amortization of $0.4 million for the quarter ended March 31, 2009. At September 30, 2009, we had firm backlog of approximately $78 million and unfunded backlog of approximately $338 million. At September 30, 2008, we had firm backlog of approximately $114 million and unfunded backlog of approximately $450 million. We believe our backlog and recent bookings combined with operating expense reductions will be sufficient to sustain our liquidity and cash flows in 2009 and for the foreseeable future.

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

During 2007 and into 2008, we increased our investment in sales, marketing and other related business development structures to support our early stage products and emerging technologies. Additionally, we increased our investment in internally funded research and development activities and the integration of products and technologies among our operating units. We also increased our general and administrative expenses in 2008 and 2007 through the use of consultants and other professionals to complete certain accounting and legal functions. Consequently, our cumulative net losses, which amounted to approximately $213.1 million at September 30, 2009, were expected based on the nature of our business, the early stage of our products and technologies and our ongoing research and development activities.

In the future we may enter into acquisition agreements for complementary businesses that would require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

The following table shows our cash and cash equivalents (including restricted cash) and working capital as of September 30, 2009 and December 31, 2008:

	As of September 30, 2009	As of December 31, 2008
	(dollars in thousands)
	(unaudited)
Cash and cash equivalents	$31,125	$38,782
Working capital (excluding assets and liabilities of discontinued operations)	77,297	76,324

The following table shows our cash flows from operating, investing and financing activities for the nine months ended September 30, 2009 and 2008.

	Nine Months Ended September 30,
	2009	2008
	(dollars in thousands) (unaudited)
Summary of cash flow:
Cash flows used in operating activities	$(4,412)	$(9,666)
Cash flows used in investing activities	(3,767)	(17,548)
Cash flows used in financing activities	(482)	(95)
Effect of foreign exchange rate on cash	976	(7)

Consolidated net change in cash and cash equivalents	$(7,685)	$(27,316)

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

government also impacts operating cash flow, particularly for fixed price contracts in which revenue recognition under the percentage-of-completion method may not coincide with billing. Cash flows used in operating activities decreased $5.3 million, or 55%, to $4.4 million for the nine months ended September 30, 2009 from $9.7 million in the nine months ended September 30, 2008 primarily due to a smaller loss from continuing operations and a net decrease in operating assets and liabilities, including a reduction in cash used to purchase inventory in 2009 and an increase in cash provided by billing and collecting revenue as signified by a decrease in unbilled revenue in 2009 as compared to 2008. These increases were offset by additional cash used to prepay expenses, purchase other assets and reduce accounts payable in 2009. We expect our cash flows from operating activities to improve as we continue to reduce our net losses through a variety of means, including but not limited to reducing general and administrative expenses by streamlining our operations and reducing sales and marketing costs by scaling back our plans to expand commercial sales channels. Additionally, we are shifting the utilization of our technical resources from internal research and development to externally funded research and development contracts.

Cash Flows used in Investing Activities. Cash flows from investing activities primarily relate to business acquisitions and dispositions and capital expenditures. In the nine months ended September 30, 2009, cash flows used in investing activities included $2.2 million of capital expenditures and $1.8 million of cash paid for a business combination that occurred in 2008. In the nine months ended September 30, 2008, cash flows used in investing activities included $3.5 million of capital expenditures, $7.4 million of cash paid for business acquisitions and $8.4 million of cash that was restricted as to use in 2008, offset by $1.8 million of cash proceeds released from escrow related to the sale of a company in 2007. Capital expenditures for the nine months ended September 30, 2009 and 2008 primarily pertain to the expansion of facilities and the acquisition of computer equipment and manufacturing and lab equipment. Capital expenditures also included costs associated with the implementation of an enterprise software system throughout the company.

Cash Flows used in Financing Activities. Net debt issuances (repayments), in the nine months ended September 30, 2009 and 2008 were $0.1 million and $0.7 million, respectively.

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

Revenue Recognition — Contract Research and Development and Services. For our contract research and development and contract service revenue, we account for sales and earnings under long-term contracts using the percentage-of-completion method of accounting. Under the percentage-of-completion method, we recognize revenue as the work progresses—either as the products are produced and delivered or as services are rendered, as applicable. We estimate profit as the difference between total estimated revenue and total estimated cost of a contract and recognize that profit over the remaining life of the contract based on either input (e.g., costs incurred) or output (e.g., units delivered) measures, as appropriate. If a revised estimate of contract profitability reveals an anticipated loss on the contract, we recognize the loss in the period it is identified.

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

Revenue Recognition — Service and Other. Service and other revenue is primarily derived from custom product design and development services, sales of custom designed products and project management and technology integration services using the percentage-of-completion method described above. We recognize revenue from product training and installation services when the services are provided. We generally recognize revenue for software maintenance and extended warranty contracts on a straight-line basis over the life of the contract. Under U.S. GAAP, companies are required to defer all revenue from multiple-element software arrangements if sufficient vendor specific objective evidence does not exist for the allocation of revenue to the various elements of the arrangement. As a result, we recognize any revenue on multi-year software license agreements ratably over the life of the arrangement.

Goodwill and Identifiable Intangible Assets. We allocate the cost of business acquisitions to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition (commonly referred to as the purchase price allocation). As part of the purchase price allocations for our business acquisitions, identifiable intangible assets are recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are capable of being separated or divided from the acquired business and sold, transferred, licensed, rented or exchanged. However, we do not recognize any intangible assets apart from goodwill for the assembled workforces of our business acquisitions.

A significant component of the businesses we have acquired historically is the presence of advanced security products and technologies that the business has developed. The most significant identifiable intangible asset that we have separately recognized is core technologies. Our intellectual property and proprietary rights for these core technologies are typically protected through a combination of patents, copyrights, trademarks, service marks, trade secrets, confidentiality provisions and licensing arrangements. The fair value for core technologies is determined, as of the date of acquisition, using the “Relief from Royalty Method,” an approach commonly used in valuing intangible assets. The basic tenet of the “Relief from Royalty Method” is that without ownership of the subject intangible asset, the user of that intangible asset would have to make a stream of payments to the owner of the asset in return for the rights to use that asset. By acquiring the intangible asset, the user avoids these payments. The valuation of the core technologies takes into consideration the percentage of forecasted revenues directly attributable to the underlying core/developed technologies. The royalty rate was selected based on consideration of several factors including external research, industry practices and margin considerations. Also factoring into the valuations of core technologies are the estimated technological useful lives of the products that use the technologies and the present value of future cash flows. The discount rates used to determine the present value of future cash flows is based on consideration of the weighted average cost of capital and internal rates of return as well as the risk and return characteristics of the core technologies.

Customer contractual relationships also constitute a significant portion of identifiable intangible assets recognized by us. All of our contractual relationships are established through written customer contracts (revenue arrangements). The fair value for customer contractual relationships is determined, as of the date of acquisition, based on estimates and judgments regarding expectations for the estimated future after-tax earnings and cash flows (including cash flows from working capital) arising from the follow-on sales on contract (revenue arrangement) renewals expected from customer contractual relationships over their estimated lives, including the probability of expected future contract renewals and sales, less a contributory asset charge, all of which is discounted to present value.

The value assigned to goodwill equals the amount of the purchase price of the business acquired in excess of the sum of the amounts assigned to identifiable acquired assets, both tangible and intangible, less liabilities assumed. At September 30, 2009, we had goodwill of $70.0 million and identifiable intangible assets, net of accumulated amortization, of $11.7 million.

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

We review goodwill and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and also review goodwill annually. U.S. GAAP requires that goodwill be tested, at a minimum, annually for each reporting unit using a two-step process. A reporting unit is an operating segment or a component of an operating segment. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and is reviewed. Two or more components of an operating segment may be aggregated and deemed a single reporting unit for goodwill impairment testing purposes if the components have similar economic characteristics. The first step is to identify any potential impairment by comparing the carrying value of the reporting unit to its fair value. If a potential impairment is identified, the second step is to measure the impairment loss by comparing the implied fair value of goodwill with the carrying value of goodwill of the reporting unit. The fair value of a reporting unit is estimated using the following methods: discounted cash flow, similar transactions and guideline company. Indications of value from all three methods are used to derive the reporting unit’s ultimate fair value by calculating a weighted average value based on these three methods. Values resulting from the three methods are weighted based on factors and assumptions related to the inputs used in each of the methods, giving more weight to inputs believed to be more reliable based on characteristics of the individual reporting units, market conditions and the current business environment. We receive and utilize quoted market prices in active markets to validate results produced by these three methods, including aggregating the values of the reporting units and comparing this value to the market capitalization of the consolidated company. The discounted cash flow valuation approach is dependent on estimates for future sales, operating income, depreciation and amortization, income tax payments, working capital changes and capital expenditures as well as expected growth rates for cash flows and long-term interest rates, all of which are affected by economic conditions related to the industries in which we operate as well as conditions in the U.S. capital markets.

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

A decline in the estimated fair value of a reporting unit could result in goodwill impairment and a related non-cash impairment charge against earnings, if the estimated fair value for the reporting unit is less than the carrying value of the net assets of the reporting unit, including its goodwill. During the quarter ended September 30, 2009, the Company recorded a goodwill impairment charge of $1.3 million associated with discontinued operations. There was no goodwill impairment charge during the quarter ended September 30, 2008.

Stock-based Compensation. U.S. GAAP requires equity-classified, share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant and to be expensed over the applicable vesting period. Share-based awards granted or modified are recognized in compensation expense over the applicable vesting period. We recognize this expense on a straight-line basis over the options’ expected terms.

During the nine months ended September 30, 2009 and 2008, we granted 1,260,653 and 98,250 stock options, respectively. During the nine months ended September 30, 2009 and 2008, we granted 211,996 and 514,726 shares, respectively, of restricted stock and restricted stock units pursuant to the 2007 Equity Incentive Plan. Grants of restricted stock and restricted stock units are valued using the closing market price of our common stock on the date of grant.

We estimate the grant date fair value of stock option awards using the Black-Scholes option valuation model, which requires, among other inputs, an estimate of the fair value of the underlying common stock on the date of grant and the expected term of the options. Separate values were determined for options having exercise prices ranging from $4.09 to $14.00. We applied the resulting fair values for one share of common stock as of each of the valuation dates to our Black-Scholes option valuation model to arrive at the fair value of the related options granted during the valuation period.

For the quarters ended September 30, 2009 and 2008, we recognized stock-based compensation expense of $1.0 million and $1.4 million, respectively. For the nine months ended September 30, 2009 and 2008, we recognized stock-based compensation expense of $3.0 million and $4.5 million, respectively. In future periods, stock-based compensation expense may increase as we issue additional equity-based awards to continue to attract and retain key employees. We recognize compensation expense only for the portion of stock options that are expected to vest.

As of September 30, 2009, our total unrecognized compensation expense related to stock-based awards granted to employees and non-employee directors was approximately $3.4 million.

Income Taxes. We use an asset and liability approach for accounting for income taxes. Deferred income taxes are recognized for the tax consequences of temporary differences and carryforwards by applying enacted tax rates applicable to future years to differences between the financial statement amounts and the tax bases of existing assets and liabilities. We establish a valuation allowance if it is probable that some portion of the deferred tax asset will not be realized. Our determination of whether a valuation allowance is appropriate requires the exercise of judgment. At September 30, 2009, we had net operating loss carryforwards available for U.S. federal and state income taxes of $108.1 million which begin to expire in 2017. The net operating loss carryforwards that we acquired in connection with our business acquisitions may also be limited by provision of the Internal Revenue Code regarding changes in ownership. We have provided a valuation allowance against net U.S. deferred tax assets and operating loss carryforwards in certain non-U.S. jurisdictions. We have recorded a valuation allowance because of the emerging nature of our business and our history of losses. We will continue to evaluate income generated in future periods in determining the reasonableness of our position. If we determine that future income is sufficient or insufficient to cause the realization of the net operating loss carryforwards within the required time, the valuation allowance will be adjusted as necessary.

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

As of September 30, 2009 and 2008, we did not have any off-balance sheet arrangements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk. Our international businesses generate revenue and incur expenses that are denominated in foreign currencies. Historically, our foreign currency translation adjustments have not been material to our financial position or consolidated results of operations. However, changes in economic conditions impacting foreign currency exchange rates could materially increase our exposure to foreign currency fluctuations and adversely affect our consolidated results of operations or financial position, specifically with changes in the United States dollar relative to the Canadian dollar and the European Euro. Our Canadian and German subsidiaries are consolidated into our financial results and under U.S. GAAP, we are required to translate the financial condition and results of operations of these subsidiaries into United States dollars, with any corresponding translation gains or losses being recorded in other comprehensive income in our consolidated financial statements. For the three months ended September 30, 2009 and 2008, this translation adjustment, net of tax, was a gain of $0.8 million and a loss of $1.1 million, respectively. For the nine months ended September 30, 2009 and 2008, this translation adjustment, net of tax, was a loss of $0.1 million and $0.4 million, respectively. We also maintain cash balances denominated in foreign currencies. At September 30, 2009, we had $1.2 million of cash in foreign accounts. We have not hedged our exposure to changes in foreign currency rates and, as a result, could incur unanticipated translation gains and losses.

Interest Rate Risk. We had cash and cash equivalents (including restricted cash) of $31.1 million at September 30, 2009. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates. Declines in interest rates, however, will reduce future income.

At September 30, 2009, we had an open line of credit which bears interest at a variable rate adjusted based on the prime rate, under which we may borrow a maximum of $2.5 million. At September 30, 2009, no amounts were outstanding under this line of credit. As such, changes in interest rates do not create material exposure to our business. Increases in interest rates on any future outstanding balances, however, will increase interest expense.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2009, we completed our evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the third fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Recent economic developments may adversely affect our business, financial condition and results of operations

Current uncertainty in global economic conditions poses a risk to the overall economy and could result in changes in the priorities and timing of spending by our government and commercial customers that are difficult to anticipate. Changes in demand for our products and changes in our customers’ product needs could have a variety of negative effects on our competitive position and our financial results and, in certain cases, may reduce our revenue, increase our costs, lower our gross margin percentage, or require us to recognize impairments of our assets. Furthermore, a significant, sustained decline in our stock price and market capitalization may result in impairment of certain of our intangible assets, including goodwill, and a significant charge to earnings in our financial statements during the period in which an impairment is determined to exist. Despite the fact that our market cap has been lower than our book value at times throughout 2009, we do not believe this would require us to perform an interim or event-driven impairment analysis based on the duration and depth of the market decline. Due to the ongoing uncertainty in market conditions, which may continue to negatively impact our market capitalization, we will continue to monitor and evaluate the carrying value of our goodwill. In the event we are required to reduce the carrying value of our goodwill, any such impairment charge could materially reduce our results of operations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the period July 1, 2009 to September 30, 2009, we purchased the following shares:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31	3,814	$5.14	N/A	N/A
August 1-31	3,049	$4.89	N/A	N/A
September 1-30	2,125	$5.90	N/A	N/A

(1)	As part of our restricted stock plan, we offer employees the opportunity to make required tax payments with cash or through a net share settlement. For employees choosing net share settlement, we make required tax payments on behalf of employees as their stock awards vest and then withhold a number of vested shares having a value on the date of vesting equal to the tax obligation. The shares withheld were recorded as treasury shares.

Our exchange offer to exchange outstanding options for new options expired just before midnight on September 8, 2009. On that date, we granted an aggregate of 716,403 new stock options in exchange for the 1,684,138 stock options tendered in the exchange offer. For more information regarding the exchange offer, please see our Schedule TO filed on August 11, 2009, as well as the five amendments thereto filed between August 24, 2009 and October 27, 2009.

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

Dated: November 16, 2009

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