Form 10-K
period 2009-12-31
ICX TECHNOLOGIES INC
filed 2010-03-31
CIK 1334303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☐              Accelerated filer  ☐              Non-accelerated filer  ☐              Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2009 was approximately $61,642,000 based on the last reported sales price of the common stock on the Nadsaq National Market on such date.

As of February 28, 2010, the registrant had 34,757,919 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this Form 10-K, portions of its Proxy Statement for its 2010 Annual Meeting of Stockholders.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this Annual Report on Form 10-K, ICx Technologies, Inc. and its consolidated subsidiaries are referred to as “ICx”, “we,” “us,” or “our.” This report on Form 10-K includes forward-looking statements. All statements other than statements of historical facts contained in this Form 10-K, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations, are forward-looking statements. We attempt, whenever possible, to identify these forward-looking statements by words such as “may,” “will,” “could,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” and similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors.” In light of these risks, uncertainties and assumptions, the forward- looking events and circumstances discussed in this Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

Company Overview

ICx is a leader in the development and integration of advanced sensor technologies for homeland security, force protection and commercial applications. Our proprietary sensors detect and identify chemical, biological, radiological, nuclear and explosive threats and deliver superior awareness and actionable intelligence for wide area surveillance, intrusion detection and facility security. By leveraging our technical expertise, ICx pioneers the integration of these advanced sensors into effective force protection, homeland security and commercial solutions. Through our proven ability to develop and convert next-generation technologies into unique, commercially successful products, we are able to offer a wide range of high quality, compact detection and surveillance products that we believe are more sensitive, more accurate and more cost-effective than conventional products.

We believe our ability to understand the nature of sophisticated security threats, the technological potential of security solutions and the complex procurement processes of government customers, differentiates us from most other companies in the market. We have developed what we believe is the most comprehensive line of products and integration capabilities for the security industry available from a single company.

We intend to expand our leadership position in the homeland security market by continuing to develop innovative technologies and solutions. We have successfully commercialized and marketed a portfolio of products and solutions that we believe are more sensitive, accurate, compact and affordable than those of our competitors. We manufacture and market the leading portable explosive detector, the smallest spectroscopic radiation detector, and the most accurate mobile solutions for perimeter surveillance available in the market today.

We sell our products and services directly through a global sales force, with regional offices in the Middle East, Asia Pacific and Europe. We also have built a significant distribution channel of leading international distributors and strategic partners. Due to the breadth and diverse nature of our product offerings and technology portfolio, as well as our ability to deliver solutions for a comprehensive range of critical security applications, the future success of our business is not dependent upon a single product, technology, customer or government program.

Our direct customers include federal agencies, such as the U.S. Department of Homeland Security, U.S. Customs and Border Protection (Border Patrol) and the Transportation Security Administration. We also serve various state and local governments and agencies, including the New York Police Department and the Port of Long Beach. Our products, components and sub-systems are the choice of leading integrators in the security and defense industries who resell our products, or integrate them into comprehensive security installations for their customers. The major value-added resellers and system integrators that we sell to include The Boeing Company, Honeywell International, Inc., Northrop Grumman Corp., Raytheon Company, SAIC, Inc. and Thermo Fisher Scientific, Inc. We also sell to military customers such as the U.S. Department of Defense (“DoD”), the U.S. Air Force, the U.S. Marines and the U.S. Army. We also sell to private sector customers such as Federal Express Corporation, The Walt Disney Company and two international airports serving the city of Houston,

Texas and surrounding communities. In 2009, we added Chevron, Dow Chemical Company, Solvay Chemicals, Dallas Water Utilities, Pantex, Magal/Senstar, Johnson Controls, the Civil Police of Rio de Janeiro and Perth Airport to our portfolio of blue-chip customers.

Industry Overview

The proliferation of global security threats has reached unprecedented levels. The attempted bombing of a Delta Airlines flight from Amsterdam on Christmas Day 2009 underscores that the specter of terrorism is part of modern society. These threats not only jeopardize innocent lives, but also have the potential to inflict severe damage upon the global economy. Both the government and private sectors are continuing to find new ways to address increasingly sophisticated types of terrorist attacks, including chemical, biological, radiological, nuclear and explosive threats, as well as other major security risks and natural disasters. Because of the importance of security to the global economy, we believe the DoD and homeland security markets were less exposed to the economic downturns experienced in 2009, and will continue to grow substantially over the next decade.

In addition, we believe our technologies have utility in a wide range of applications outside the homeland security and military markets. Historically, advanced technologies developed for security and military applications have later been found to have applications in other commercial markets, such as biological research and energy, and have led to the creation of entirely new markets. We believe our technologies may in the future be used in products and solutions for markets that surpass the size of the markets we currently serve.

Market Opportunity

Advanced security products typically are not portable, not sensitive enough or generate too many false positives, are difficult to network, or are too expensive for many users to buy and operate. In addition, due to the fragmented nature of the market, many market participants have either focused on manufacturing specific products or operate as system integrators who network the products of other companies without having a detailed understanding of the capabilities of these products. As a result, customers are demanding single-source providers in order to allow them to streamline their procurement processes and isolate accountability with fewer vendors.

We provide an expansive portfolio of technology products and solutions that address many of the specific demands of our customers. Our products not only address the shortcomings of conventional products, such as portability and false-alarms rates, but many are designed to work in concert, facilitating the interchange of critical security information between systems. We believe that our ability to integrate our advanced sensors and third-party products into highly effective solutions has enabled us to continue to capture market share and deliver our customers high-value solutions that warrant premium pricing. We believe our ability to understand the nature of sophisticated security threats, the technological potential of security solutions, and the complex procurement processes of both government and private sector customers, differentiates us from other companies in the market. By leveraging our unique technical expertise, we design, develop, manufacture and market what we believe are the most advanced sensors and surveillance products available in the homeland security market today.

Our Competitive Strengths

ICx Technologies develops, manufactures, markets and integrates products and solutions that detect, identify and prevent a broad range of critical security threats. We believe our competitive strengths will continue to enhance our leadership position in the homeland security market and the broader security industry.

Leading proprietary technologies. We are a leading innovator developing highly advanced, proprietary security technologies that are more accurate, compact and less susceptible to false positives than most conventional technologies. More than half of our approximately 820 employees are highly skilled technologists. From the beginning of 2004 through the end of 2009, we have invested approximately $79 million in research and development and have received approximately $164 million under contract research and development programs we believe will advance our technology and products and strengthen our leadership position in the homeland security market. Our emphasis on innovation has resulted in numerous issued, pending and licensed patents. We also have strong connections with leading research laboratories and universities which foster innovation and advance our technology leadership.

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

Proven government programs award capability. ICx has a leading team of professional, business development, program management and technical employees capable of winning highly complex and strategic government programs. We are continuing work on the Joint Nuclear, Biological, Chemical Reconnaissance System Increment II (JNBCRS 2 or J2) program, a U.S. Army Research and Development Engineering Command Acquisition Center award which has an estimated value of up to $711 million over seven years which began in the 2009 government fiscal year. In 2009, we also completed the first testing phase of the software platform developed as lead integrator for the Joint Force Protection Advanced Security System (JFPASS) Joint Capability Technology Demonstration. (JCTD).

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

Enhance and extend our product line. We continue to introduce new models of our current products with enhancements to the capabilities of those products in order to address our customers’ evolving needs. These efforts are on-going especially in relation to our Fido and identiFINDER product lines to maintain their position as market-leading products. We also continue to convert the innovative technologies in our research and development pipeline into new products and platforms to pursue new market opportunities. In 2009, we introduced the Fido Verdict, a palm-sized identifier of unknown threats based on a breakthrough in the miniaturization in Raman-based spectroscopy technologies.

Provide integrated solutions. We intend to continue to provide integrated, single-source solutions that prevent a broad range of critical security threats. We believe that significant opportunities exist for companies that understand the nature of complex security threats and meet customers’ needs by developing and delivering effective solutions that respond to those threats and make it easier to capture data from advance, multifunctional products through integrated networked command platforms. In 2009, we expanded our integrated software platform as part of JFPASS. As part of this program, we developed sensor fusion and command-and-control logic-based algorithms to automate and speed up the link between the sensor information that comes in and the resulting emergency- and incident-response capabilities.

Scale our distribution channels. We continue to build and strengthen our direct sales force and expand our indirect channels to extend our geographic reach and market penetration. In 2009, we opened a regional Middle East office in the Dubai Free Trade Zone to expand our reach within the region and provide additional customer service capabilities. We also increased the size and focus of our integrated surveillance systems team to further penetrate the perimeter intrusion detection market.

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

Integrated Products

ThreatSenseTM. ThreatSense is a comprehensive chemical, biological, radiation and nuclear (CBRN) security solutions designed to improve time-to-detection, lower deployment costs and reduce false alarms. ThreatSense incorporates significant technical advancements made by our science and engineering teams to help counter aerosolized chemical and biological threats as well as monitoring the movement of radioactive sources. ThreatSense is designed to mitigate the effect of CBRN threats to critical infrastructure.

CommandSpace®. CommandSpace is a comprehensive layered approach to integrated perimeter security. Our CommandSpace fixed and mobile solutions incorporate state-of-the-art ICx radars, imagers and mobile towers, as well as third-party technologies and a common operating picture to provide advanced warning of a potential threat before it crosses a perimeter.

Cerberus. Cerberus takes the CommandSpace concept on mobile surveillance system (“MSS”) and transportable platforms, integrating the world’s most advanced infrared/CCTV cameras and perimeter security radars into turn key integrated solutions. In both the transportable as well as the vehicle-mounted platform, our Cerberus solution provides superior perimeter awareness for military, border and commercial security installations. Covering a range from 13 to 30 km, we integrate both our own as well as third-party sensors reliably.

CBRNE Threat Detection Products

By incorporating detection instruments that sense and identify chemical, biological, radiological, nuclear and explosive (“CBRNE”) threats, ICx provides security personnel with advanced awareness and actionable intelligence. The CBRNE detection devices from ICx are compact, portable, more rugged, more affordable and simple to use as compared to laboratory instruments that perform similar functions.

Chemical Detection. ICx develops and manufactures specific detection technologies for chemical warfare agents as well as toxic industrial chemicals and materials. Our chemical sensors and instruments are used by the DoD for facility protection and first-responders, who need reliable answers in the field.

Chemical Detection Products

(representative list)

cheMSense 600

•   Direct air sampling mass spectrometer

•   24/7 indoor air monitoring and detection for infrastructure protection

•   Near real-time detection of aerosol-released chemical agents

•   User-definable library of aerosolized threats

Agentase CAD-Kit	• Chemical agent point detection kit • Surface, solid and liquid interrogation of chemical warfare agents and other hazardous materials • Laboratory-level sensitivity

Agentase Disclosure Spray	• Proprietary spray-based formula to pinpoint location of chemical agents • Sub-microgram (trace) detection levels (below that of a contact hazard) • Immediate knowledge of decontamination efficacy

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

Radiation and Nuclear Detection. ICx develops leading edge radiation detection and identification devices. Our handheld and integrated systems have been or are being used by the U.S. Department of Energy’s Nuclear Emergency Search Team, the New York Police Department, the International Atomic Energy Agency, the U.S. Coast Guard and the United Kingdom’s Home Office Border and Immigration Agency. In addition, our systems were used at the Summer Olympic Games in Beijing to provide additional security for the athletes and spectators.

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

Explosives Detection Products

(representative list)

Fido XT

•   Lightweight, portable and field-tested

•   True vapor sensing capability

•   1,000+ times more sensitive than conventional trace detection products (detects femtogram-level concentrations)

•   We believe sensitivity to be comparable to the capabilities of canines

Fido OnBoard	• Robot-mountable trace explosives vapor detector • Only “sniffer” capable of being mounted on the end of a robotic arm • Same sensitivity as the Fido XT

Fido PaxPoint	• Handheld, portable liquid screening system • Detects liquids used to make homemade explosives

Fido Verdict	• Palm-sized explosives and narcotics identifier • Uses well-established Raman spectroscopy to identify unknown materials directly through sealed containers

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

Border & Perimeter Surveillance Products

Advanced surveillance technologies allow fewer people to detect many more threats over wider areas and to respond faster and more effectively. ICx focuses on flexible, layered technologies to detect and identify potential threats before they cross a perimeter.

Radar Systems. Today’s radars provide the missing link necessary for optimal wide-area surveillance. ICx provides high-resolution millimeter wave (MMW) and frequency-modulated continuous wave (FMCW) radars for perimeter surveillance and detection scanning. ICx radars have been deployed along the U.S.-Mexico border, at airports, sea ports and national monuments, as well as abroad in critical facility infrastructure troubled areas such as the Middle East Gaza Strip.

Our fixed and portable solutions are capable of detecting moving and stationary vehicles and personnel including persons walking, crawling or even swimming. When networked with perimeter surveillance cameras, our radars provide a slew-to-cue capability.

Radar Products

(representative list)

STS-350

•   High-performance radar with unparalleled resolution and accuracy

•   Detects people walking at distances of up to 350 meters

•   Camera slew-to-cue capability

•   Tangential and slow-movement tracking capability

•   Rapid deployable, battery-operated versions

STS-1400

•   High-performance radar with unparalleled resolution and accuracy

•   Detects people walking at distances of up to 1400 meters

•   Camera slew-to-cue capability

•   Tangential and slow-movement tracking capability

•   360° field of view, one revolution per second and few false-positive readings

•   Easy to integrate with Ethernet/XML interface

STS-2800

•   High-performance radar with unparalleled resolution and accuracy

•   Detects people walking at distances of up to 2800 meters

•   Camera slew-to-cue capability

•   Tangential and slow-movement tracking capability

•   360° field of view, one revolution per second and few false-positive readings

•   Easy to integrate with Ethernet/XML interface

STS-4400

•   High-performance radar with unparalleled resolution and accuracy

•   Detects people walking at distances of up to 4400 meters (mortar range)

•   Camera slew-to-cue capability

•   Tangential and slow-movement tracking capability

•   360° field of view, one revolution per second and few false-positive readings

•   Easy to integrate with Ethernet/XML interface

STS-12000

•   High-performance radar with unparalleled resolution and accuracy

•   Camera slew-to-cue capability

•   Tangential and slow movement tracking capability

•   Detects moving vehicles up to twelve kilometers or people up to ten kilometers away

Imaging Systems. ICx offers a suite of fixed and pan, tilt and zoom (PTZ) imaging systems. Our innovative VisionSenseTM technology allows operators to overlay thermal and CCTV charge-coupled device (CCD) images in real time in order to see objects in complete darkness while also penetrating glare, glass, fog and water. ICx imagers have been deployed at nuclear plants, on cruise ships, at national monuments and at numerous sea ports.

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

Cerberus MSS

•   Vehicle-mounted mobile integrated perimeter surveillance platform

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

StarWatch software security operating system aggregates inputs from widely dispersed sensors, detectors, portals and imaging systems, providing integrated networking, supervision, control and critical data management, including sophisticated access control. StarWatch was selected to protect the Pentagon and has become a standard for many DoD applications. In 2009, StarWatch was also selected as one of the software platforms for the updated Integrated Commercial Intrusion Detection System (ICIDS IV) for military base security.

Our Cameleon video integration and Cameleon Tactical command & control software networks, integrates and controls both analog and digital video cameras. The Cameleon software can interface with over 200 different devices and sensors, is used by state government agencies and is installed at military and classified facilities.

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

Border & Surveillance Products

(representative list)

Software

Cameleon Tactical

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

•   Software engine based on Microsoft®.NET technology

Transportation Safety & Management

Professional Design Services

•   Develop and implement turnkey solutions for a full range of ITS and transportation applications

•   Traffic engineering

•   Transportation planning

•   Development and implementation

•   Project and program management

Cameleon ITS

•    Command and control software for intelligent transportation systems

•    Scalable and flexible for large video-sharing projects

•    Customizable off-the-shelf software for lane control, event management, signage, congestion warning, parking management, bridge and tunnel security, incident detection and management and vehicle access systems

•    XML data transfer engine for integration with third-party traffic management systems and advanced traveler information systems

Customers

We sell our products, systems and services to a broad base of federal, state and local government customers, to all branches of the U.S. military, foreign militaries and to private sector businesses both in the United States and internationally. We sell directly through our internal sales force to agencies of the U.S. government, such as the U.S. Department of Homeland Security (DHS), the U.S. Department of Defense (DoD), the U.S. Department of Energy (DoE), U.S. Customs & Border Protection (Border Patrol), the U.S. Transportation Security Administration (TSA), Federal Bureau of Investigation (FBI), National Aeronautics and Space Administration (NASA), U.S. Secret Service, U.S. Coast Guard, as well as agencies of various state and local governments in the United States, such as the New York Police Department (NYPD), California Department of Transportation (CALTRANS) and Orange County Transportation Authority (OCTA). We are also beginning to sell our products directly to private sector customers such as Federal Express Corporation, The Walt Disney Company and the international airports serving the city of Houston, Texas and its surrounding communities. In 2009, we added the following blue-chip customers to our portfolio: Chevron, Dow Chemical Company, Solvay Chemicals, Dallas Water Utilities, Pantex, the Civil Police of Rio de Janeiro and Perth Airport. For the years ended December 31, 2009 and 2008, no single customer other than the U.S. government accounted for over 10% of our revenue.

We also provide products, components and sub-systems to value-added resellers and system integrators in the security and defense industries who either resell our products or integrate them into comprehensive security installations for their customers. These companies include The Boeing Company, DRS Technologies, Inc., General Dynamics, Inc., General Electric Company, Honeywell International, Inc., Johnson Controls, Inc., Motorola, Inc., Northrop Grumman Corp., Raytheon Company, SAIC, Inc., Magal/Senstar and Thermo Fisher Scientific Inc. xcore technologies are also being incorporated into non-security products for industrial, environmental, medical and other applications.

Sales and Marketing

We sell our products worldwide through our direct sales force, sales representatives, value-added resellers and system integrators. We sell many of our products and services to a broad range of customers in both the government and commercial sectors through our internal sales force. We have hired sales and marketing personnel from companies in the security industry, including General Electric Company, Johnson Controls, Inc., Smiths Detection and Thermo Fisher Scientific Inc. In the years ended December 31, 2009 and 2008, our direct sales represented approximately 70% and 71%, respectively, of our revenue.

Some of our products are designed as components or sub-systems that are sold to value-added resellers or system integrators for incorporation into their products and systems. For example, we provide firmware and electronics for thermal cameras, video-integration software for security command centers, access control software and firmware for building-wide military security systems, bio-samplers for first-responder bio-alarms, multi-channel analyzers for radiation portals, radionuclide localization and identification detection units for fixed or mobile radiation detection systems, and laser diodes for medical lasers. The value-addedresellers and system integrators that we sell products to include The Boeing Company, DRS Technologies, Inc., General Dynamics, Inc., General Electric Company, Honeywell International, Inc., Johnson Controls, Inc., Motorola, Inc., Northrop Grumman Corp., Raytheon Company, SAIC, Inc. and Thermo Fisher Scientific Inc. In the years ended December 31, 2009 and 2008, our sales through value-added resellers and system integrators represented approximately 30% and 29%, respectively, of our revenue.

While some of our customers purchase products from more than one operating unit, we have centralized our sales activities and created specialized sales teams to address specific markets. For example, our Integrated Surveillance Systems team focuses on marketing integrated platforms that combine two or more surveillance products, such as mobile surveillance towers integrated with thermal cameras, millimeter wave band radar and other products supplied by our various operating units networked together through our software solution.

We also sell our products internationally. In the years ended December 31, 2009 and 2008, sales to customers located outside of the United States accounted for approximately 13% of our revenue. In 2009, we expanded our international direct sales team and opened a regional office in the Dubai Free Trade Zone in order to provide more direct access and additional service to our Middle East region customers. Additionally, we opened our Asia Pacific regional office in Singapore. Many security technologies require export licenses before they can be exported from the United States. Obtaining those licenses can be time consuming and expensive. We intend to continue to seek export licenses for appropriate technologies and to develop additional expertise in obtaining these licenses expeditiously and efficiently. We cannot assure you, however, that we will be successful in obtaining export licenses for key technologies because the U.S. Department of State and the U.S. Department of Commerce have broad discretion to delay or prevent the exportation of security technologies. See “Business—Regulatory” and “Risk Factors—Risks Associated with Government Contracts and Regulation.”

Backlog

At December 31, 2009 and 2008, we had total funded backlog of $53 million and $94 million, respectively. Funded backlog represents orders that have been received for products, contract research and development, or other services for which a contractual agreement is in place and an order has been executed. Substantially all funded backlog is expected to be recognized within twelve months. In addition to funded backlog, we also had unfunded backlog of approximately $339 million and $508 million at December 31, 2009 and 2008, respectively. Unfunded backlog primarily represents contracts with indefinite quantities, contracts that are subject to renewal options and contracts for which government agencies have not yet executed an order, such as our $711 million J2 program for which we have made assumptions as to the unfunded backlog that could reasonably be expected. The timing of firm orders, if any, from unfunded backlog may vary according to the life of the contracts. Such contracts generally have lives that range from one to five years.

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

Compact design

Our products perform sophisticated, laboratory-quality analyses yet offer these capabilities in rugged, compact packages suitable for use in extreme field conditions. These achievements are made possible by implementing advanced design concepts. Our various biosensors incorporate a small and efficient air sampler that serves as the front end for our ultraviolet fluorescence interrogation and amplifying fluorescent polymer technologies. Our AirSentinel uses deep-ultraviolet light-emitting diodes (LEDs) to interrogate samples. Biological proteins fluoresce under this form of deep-ultraviolet illumination, essentially creating a “biological smoke alarm”. This unique light source is extremely compact, can be powered by a battery, and allows broad economical deployment of this highly efficient detector.

Our enzyme-in-polymer technology enables us to turn laboratory test protocols and agents into field test kits for a wide range of chemical materials. We are currently completing development of a spray-on formulation using this technology that can indicate the exact location of any contamination, or confirm that decontamination efforts have succeeded.

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

Sensing and projecting power at different electromagnetic wavelengths

Our surveillance products sense power across a range of electromagnetic wavelengths to enable more detailed surveillance and quicker response. We are a world leader in developing devices and surfaces that allow the tuning of infrared emission, absorption and transmission.

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

The software in our surveillance towers, for example, can monitor, control and integrate distributed arrays of cameras, sensors, high-intensity spotlights, fuel levels in power generators, battery levels, backup solar panels and communication systems. We integrate our infrared cameras with radar, acoustic and other sensors provided by other manufacturers. These cameras can easily link to large, integrated security systems through our Internet Protocol control and video interface. In addition, our AirSentinel product is easily connected to existing control and alarm networks in buildings. The modular architecture of the AirSentinel also makes it easy to network with chemical, radiological and explosive detectors supplied by us or other vendors.

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

Intellectual Property

We rely on our patents, trade secret laws, contractual provisions, licenses, copyrights, trademarks and other proprietary rights to protect our intellectual property. We currently have numerous issued or pending patents. We cannot guarantee that our pending patent applications will be approved. We focus our patent efforts in the United States and, when justified by cost and strategic importance, we file corresponding foreign patent applications in foreign jurisdictions.

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

Research and Development

In 2009, 2008 and 2007, we invested approximately $15.3 million, $21.4 million and $20.5 million, respectively, for internally funded research and development activities and have recognized revenue of approximately $54.2 million, $40.9 million and $30.7 million, respectively, under contracts which provide external funding to conduct research and development, respectively.

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

Manufacturing

We manufacture components and products at 16 facilities in the United States and at our facilities in Canada and Germany. We generally conduct the specialized manufacturing that is specific to our technology and core expertise, such as polymer and chemical synthesis, and perform final assembly and quality assurance testing at our own facilities. We seek to avoid any single-supplier dependence, and have identified, or are in the process of identifying, qualified alternative suppliers of critical components. We typically outsource to unaffiliated third parties mold fabrication and plastics injection molding, most circuit board manufacturing and assembly, antenna manufacturing, optics manufacturing, wiring of certain electronic systems and other more routine operations. Unaffiliated third parties also supply specific components of some of our products, such as electrical components and detectors for infrared cameras. While our customers define the performance criteria or characteristics of our products, we have established internal procedures for final test and calibration of key devices and components, and in some cases the calibration process itself is a core, proprietary technology.

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

Employees

As of December 31, 2009, we had 817 employees, of which 653 were located in the United States, 99 were located in Canada, 64 were located in Germany and 1 was located in Dubai. As of December 31, 2009,

approximately 564 of our employees were primarily engaged in engineering, research and development and production, approximately 105 of our employees were primarily engaged in sales and marketing, and approximately 148 of our employees were primarily engaged in operations, general and administration, quality assurance and customer service.

Regulatory

A number of our advanced technology products are subject to U.S. export control laws and regulations, which have certain registration, licensing and recordkeeping requirements for sales and transfers to foreign persons. These regulations include the U.S. Department of State’s International Traffic in Arms Regulations (ITAR), the U.S. Department of Commerce’s Export Administration Regulations (EAR), the U.S. Department of Treasury’s sanctions regulations, and other U.S. export control laws and regulations. Another key law in this regulatory field is the Foreign Corrupt Practices Act (FCPA). We have a compliance system to identify those products and technologies subject to certain export control regulatory restrictions and, where required, we obtain authorization from the relevant federal agency for sales to foreign buyers or for disclosures and/or technology transfers to foreign consultants, companies, universities, investment partners or foreign national employees.

Our products are utilized by all branches of the U.S. military and by some foreign armed forces, and much of our research is funded by DoD agencies such as DARPA and DTRA. Many of the products we develop through our research and development program are characterized as “defense articles” on the ITAR’s U.S. Munitions List, and we are registered with the U.S. Department of State as both a manufacturer and exporter of such munitions items. Other products and technologies with dual-use military and commercial application, such as chemical detectors for environmental safety purposes, are controlled under the EAR’s Commerce Control List, and we have export compliance systems for determining the proper export licensing requirements for such products and technologies and for obtaining all necessary licenses. Under U.S. sanctions laws, we are prohibited from exporting our products, technology or services to embargoed countries such as Cuba, Iran, Syria or Sudan, or to terrorist-supporting entities, and our compliance system is structured to address these restrictions as well. Federal law prohibits the payment of bribes or other corrupt payments to get or retain business, and we are mindful of such prohibitions on corrupt payments. Our overseas subsidiaries must abide by the applicable provisions of U.S. export control law and the related export control laws of the countries in which they are located. The U.S. export control laws and regulations place licensing restrictions on transfers of technology to our foreign subsidiaries and certain personnel within the foreign subsidiaries, and export licenses or other appropriate authorizations are obtained, as appropriate, from the U.S. Department of State or the U.S. Department of Commerce, when required by law.

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

Our products and services are designed to address the markets for detection, surveillance and integrated solutions. Our products and services are targeted to both governmental and private sector markets. These markets and the types of products and services sold in these markets are emerging. Our ability to grow will depend in part on the rate at which markets for our products develop and on our ability to adapt to emerging demands in these markets. In particular, our business depends on our ability to offer a broader range of products and services to meet demand for integrated solutions. In addition, geopolitical developments, terrorist attacks and government mandates may cause sharp fluctuations in the demand for our products.

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

We rely on a substantial portion of our revenues on contracts in which we act as a subcontractor to other contractors, typically prime contractors and system integrators who sell directly to government agencies or private customers. For the fiscal years ended December 31, 2009, 2008 and 2007, we derived approximately 30%, 29% and 38%, respectively, of our revenues from these contracts. We expect to continue to depend on these relationships for a significant portion of our revenues in the foreseeable future. Our sales will suffer if these contractors and system integrators fail to compete successfully against their competitors, if government agencies cut relevant spending, or if these contractors and system integrators purchase products from our competitors, or develop competing products of their own, or reduce their purchases from us for other reasons. Our ability to sell to customers who prefer to work with large system integrators will depend on our ability to develop and maintain strong relationships with the large system integrators.

If we do not successfully expand our direct sales and service organizations and partnering arrangements, we may not be able to increase our sales or adequately support our customers.

We sell substantially all of our services and license substantially all of our products through our direct sales organization. Our future success depends on substantially increasing the size and scope of our direct sales force and partnering arrangements, both domestically and internationally. We expect to face intense competition for personnel and we cannot guarantee that we will be able to attract, assimilate or retain additional qualified sales personnel on a timely basis. Moreover, given the large-scale deployment required by some of our customers, we anticipate the need to hire and retain a number of highly trained customer service and support personnel. We cannot guarantee that we will be able to increase the size of our customer service and support organization on a timely basis to provide the high quality of support required by our customers. Failure to add additional sales and customer service representatives could result in our inability to increase sales and support our customers.

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

We face substantial competition in the advanced security technology industry. Many companies are actively developing and marketing detection, surveillance and systems and software products that compete against our products, or may soon do so. Our competitors include very large and experienced enterprises, including BAE Systems, plc, Canberra Industries, Inc., DRS Technologies, Inc., FLIR Systems Inc., General Electric Company, Goodrich Corporation, Honeywell International, Inc., L-3 Communications CE Holdings, Inc., RAE Systems, Inc., SAIC, Inc., Smiths Industries, Ltd. and United Technologies Corporation. Our competitors also include many smaller companies, including companies established to pursue new and emerging technologies.

Our competitors may successfully develop technologies that outperform our technologies, respond better to customer requirements, cost less or otherwise gain greater market acceptance. Many of our competitors have longer operating histories, greater financial, engineering, manufacturing, sales and marketing resources, greater name recognition, larger customer bases and longer standing customer relationships than we have. Our larger competitors may be able to better manage large or complex contracts, maintain a broader geographic presence, compete more effectively on price, or provide a greater level of customer support. Our smaller competitors typically focus on fewer products than we do, and they are often well entrenched in their chosen markets. Any of these competitors may be able to respond more quickly to new technology, market developments or pursue new sales opportunities more effectively that we can.

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

We may face unanticipated risks of legal liability for damages caused by the actual or alleged failure of technologies or services that we supply. Our products may be deployed in response to an emergency or terrorist attack, which may increase our exposure to third-party claims. Many of our technologies are unproven, or have yet to be deployed for actual end-user activities. We may face liabilities related to these products. While we have attempted to secure appropriate insurance coverage at appropriate cost, it is impossible to insure against all risks that inhere in our industry, nor can we assure you that our insurers will pay a particular claim, or that we will be able to maintain coverage at reasonable rates in the future. Substantial claims resulting from an accident in excess or not otherwise covered by indemnity or insurance could harm our financial condition and operating results. Our insurance policies also contain deductibles, limitations and exclusions which increase our costs in the event of a claim.

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

We have incurred significant operating losses since our inception. We had consolidated operating losses of approximately $7.6 million in 2009, $25.4 million in 2008 and $36.1 million in 2007. As of December 31, 2009, we had an accumulated deficit of $215.1 million. While our operating expenses declined in 2009 as compared to 2008 and 2007 due to efficiencies in the overall integration of our business units and emphasis on cost control, we cannot provide assurance that operating expenses will continue to decline.

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

We purchase certain component parts from a limited number of third-party suppliers, and are therefore subject to limitations in supply which could result in delays of product shipments and could damage our business and operating results.

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

Our executive chairman, Hans Kobler, serves on the investment advisory committee of Digital Power Capital, LLC, which is indirectly our largest stockholder and an affiliate of Wexford VI Advisors LLC, and has an interest in the profits earned on certain Wexford investments, including Wexford’s investment in us. Some of our other executives may serve on outside boards from time to time, as well. These divided responsibilities divert management time from our business and could create potential conflicts of interest.

Wexford Capital, LLC and its affiliates, our principal stockholders, beneficially own and control a significant amount of our common stock, giving them substantial influence over our corporate transactions and other matters. Their interests may conflict with yours, and the concentration of ownership of our common stock will limit your influence and the influence of our other stockholders.

Wexford and its affiliates beneficially own and control approximately 62% of our outstanding common stock as of the date of this Annual Report. Wexford is able to exercise control over matters requiring stockholder approval, including the election of directors, changes to our charter documents, mergers, corporate control contests and other significant corporate transactions. As long as this concentration of ownership persists, it is unlikely that any other holder or group of holders of our common stock will be able to affect the way we are managed or the direction of our business. The interests of Wexford could conflict with the interests of our other stockholders. This concentration of ownership could also discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, or could otherwise delay or prevent a change in control transaction or other business combination, which could in turn have an adverse effect on the market price of our common stock.

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

Compliance with the Sarbanes-Oxley Act of 2002 and related requirements is costly and places a burden on our management. During the years ended December 31, 2009 and 2008, we documented, reviewed, tested and where appropriate improved our internal controls and procedures in conjunction with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires a management assessment and overall conclusion of the effectiveness of our internal control over financial reporting. We are required to conduct an annual evaluation of our internal control over financial reporting and include a management report on our internal control over financial reporting. Beginning with our Annual Report on Form 10-K for the year ended December 31, 2010, we are also required to include a report by our independent registered public accounting firm addressing the effectiveness of our internal controls over financial reporting. Any failure to maintain an effective system of internal controls and comply with Section 404 of the Sarbanes-Oxley Act of 2002, or any other problems with our financial systems or internal controls, could result in delays or inaccuracies in reporting financial information or failure to comply with SEC reporting and other regulatory requirements, any of which could adversely affect our business and stock price.

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

There can be no assurances that our backlog estimates will result in actual revenues in any particular fiscal period because our clients may modify or terminate projects and contracts and may decide not to exercise contract options. Our backlog represents sales value of firm orders for products and services not yet delivered and, for long term executed contractual arrangements (contracts, subcontracts, and customer commitments), the estimated future sales value of estimated product shipments, transactions processed and services to be provided over the term of the contractual arrangements, including renewal options expected to be exercised. For contracts with indefinite quantities backlog reflects estimated quantities based on current activity levels. Our backlog includes estimates of revenues the receipt of which require future government appropriation, option exercise by our clients and/or is subject to contract modification or termination. At December 31, 2009, our funded backlog approximated $53 million, the majority of which is estimated to be realized in the following twelve months.

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

We seek to protect the competitive benefits we derive from our patents, proprietary information and other intellectual property. However, we do not have the right to prohibit the U.S. government from using certain technologies developed by us or to prohibit third party companies, including our competitors, from using those technologies in providing products and services to the U.S. government. The U.S. government has the right to royalty-free use of certain technologies that we have developed under U.S. government contracts. We are free to commercially exploit those government-funded technologies and may assert our intellectual property rights to seek to block other non-government users thereof, but we cannot assure you that we could successfully do so.

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

The markets for our products and services are competitive and may be subject to significant litigation. This includes litigation relating to patent and other intellectual property rights, product liability claims, contract claims and other types of litigation. Litigation can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of litigation are inherently uncertain and may result in adverse rulings or decisions. We may enter into settlements or be subject to judgments that may, individually or in the aggregate, have a material adverse effect on our business, financial condition or results of operations. See Item 3 “Legal Proceedings” for a description of our significant litigation.

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

Climate change and government laws and regulations related to climate change could negatively impact our financial condition.

In addition to other climate-related risks set forth in this “Risk Factors” section, we are and will be, directly and indirectly, subject to the effects of climate change and may, directly or indirectly, be affected by government laws and regulations related to climate change. We cannot predict with any degree of certainty what effect, if any, possible climate change and government laws and regulations related to climate change will have on our operations, whether directly or indirectly. While we believe that it is difficult to assess the timing and effect of climate change and pending legislation and regulation related to climate change on our business, we believe that climate change and government laws and regulations related to climate change may affect, directly or indirectly, (i) the cost of the equipment and services we purchase, (ii) our ability to continue to manufacture or operate as we have in the past, (iii) the timeliness of delivery of the materials and services we need and the cost of transportation paid by us and our vendors and other providers of goods or services, (iv) insurance premiums, deductibles and the availability of coverage, and (v) the cost of utility services, particularly electricity, in connection with our operations. In addition, climate change may increase the likelihood of property damage and the disruption of our operations, especially in coastal states. As a result, our financial condition could be negatively impacted by significant climate change and related governmental regulation, and that impact could be material.

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

•

impose requirements relating to ethics, business practices, and certain mandatory disclosure requirements which carry penalties for noncompliance ranging from monetary fines and damages to loss of the ability to do business with the U.S. government as a prime contractor or subcontractor.

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

Sales of a large number of shares of our common stock in the public market, or the availability of a large number of shares for sale, could adversely affect the market price of our common stock and could impair our ability to raise funds in subsequent stock offerings. As of December 31, 2009, we had 34,915,021 shares of common stock outstanding and our amended and restated certificate of incorporation authorizes us to issue 250,000,000 shares of common stock. Substantially all of our outstanding shares of common stock are now freely tradable subject to volume and other limitations under Rule 144 of the Securities Act in the case of stockholders who are our “affiliates”. As of December 31, 2009, we had options to purchase a total of 2,449,859 shares outstanding, of which 1,836,940 were vested. In addition, as of December 31, 2009, we had a total of 490,512 shares of unvested restricted stock awards and restricted stock units, and warrants to purchase 127,250 shares of our common stock outstanding. At December 31, 2009, we had an additional 33,297,635 shares available for share-based awards under our stock-based compensation plans. The price of our common stock could decline if there are substantial sales of our common stock or if a large number of shares of our common stock are available for sale.

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

Our corporate headquarters comprises approximately 7,692 square feet of space located in Arlington, Virginia, approximately 3,545 square feet of which was subleased in 2009. We use this property for corporate, administrative, business development, and other general business needs. We also lease the following facilities:

Location	Ownership	Facilities	Segment
2240 William Pitt Way, Pittsburgh, PA	Leased	Approximately 10,531 square feet of office and laboratory space	Detection

U-PARC Building A11 William Pitt Way, Pittsburgh, PA	Leased	Approximately 600 square feet of manufacturing space	Detection

262 B Old New Brunswick Road, Piscataway, NJ	Leased	Approximately 31,345 square feet of office and manufacturing space	Solutions

515 Cooper Commerce Drive, Apopka, FL	Leased	Approximately 15,200 square feet of office, research and manufacturing space	Surveillance

505 Coast Blvd South, La Jolla, CA	Leased	Approximately 17,703 square feet of office and research space	Detection

3000 Kent Avenue, West Lafayette, IN	Leased	Approximately 12,362 square feet of office and research space	Detection

4 Federal Street, Billerica, MA	Leased	Approximately 20,000 square feet of office and manufacturing space	Detection

6610 Amberton Drive, Elkridge, MD	Leased	Approximately 33,852 square feet of office and manufacturing space	Detection

4343 Pan American Freeway, NE, Suite 234 Albuquerque, NM	Leased	Approximately 11,884 square feet of office and manufacturing space	Detection

105 Forest Parkway, Suite 400, Forest Park, GA	Leased	Approximately 9,897 square feet of office space	Surveillance

5324 Georgia Highway 85, Suite 300, Forest Park, GA	Leased	Approximately 27,000 square feet of office and manufacturing space	Surveillance

US Highway 19 South, Route 2, Box 57, Ellaville, GA	Leased	Approximately 34,000 square feet of office, manufacturing and storage space	Surveillance

1024 S Innovation Way, Building 1, Stillwater, OK	Leased	Approximately 8,000 square feet of research space	Detection

1024 S Innovation Way, Building 2, Stillwater, OK	Leased	Approximately 20,000 square feet of research space	Detection

1110 S Innovation Way, Stillwater, OK	Leased	Approximately 7,834 square feet of office and manufacturing space	Detection

712 Eastgate, Stillwater, OK	Leased	Approximately 4,416 square feet of office, manufacturing and storage space	Detection

215 First Street, Cambridge, MA	Leased	Approximately 15,471 square feet of laboratory space	Detection

800 Research Parkway, Oklahoma City, OK	Leased	Approximately 12,674 square feet of research space	Detection

Location	Ownership	Facilities	Segment

2075 W Pinnacle Peak Road, Phoenix, AZ	Leased	Approximately 2,642 square feet of office space	Solutions

2400 Belmar Blvd, Wall, NJ	Leased	Approximately 3,600 square feet of office space	Solutions

1505 N Hayden Road, Suite 105, Scottsdale, AZ	Leased	Approximately 8,543 square feet of office and research space	Surveillance

100 Midland Road, Oak Ridge, TN	Leased	Approximately 10,500 square feet of office and research space	Detection

102 Midland Road, Oak Ridge, TN	Leased	Approximately 17,500 square feet of research and manufacturing space	Detection

208 Business Center Drive, Reisterstown, MD	Leased	Approximately 2,700 square feet of research and office space	Detection

401 E Sonterra Blvd, Suite 163, San Antonio, TX	Leased	Approximately 1,378 square feet of office space	Solutions

101 East Main Street, Suite 209, Monroe, WA	Leased	Approximately 1,200 square feet of office space	Solutions

1003 Bishop Street, Suite 720 Honolulu, HI	Leased	Approximately 938 square feet of office space	Solutions

14 East 33 rd Street, Unit 3N, New York, NY	Leased	Approximately 3,000 square feet of office space	Solutions

300 4th Street, Oakland, CA	Leased	Approximately 1,365 square feet of office space	Solutions

500 N. State College Blvd, Suite 1100, Orange, CA	Leased	Approximately 1,000 square feet of office space	Solutions

1720 Clay Street, Suite 14, San Francisco, CA	Leased	Approximately 1,000 square feet of office space	Solutions

3440 Francis-Hughes, Laval, Quebec, Canada	Leased	Approximately 9,357 square feet of research, manufacturing and office space	Surveillance

4218 Commerce Circle, Victoria, British Columbia, Canada	Leased	Approximately 10,112 square feet of office space	Solutions

131 Water Street, Vancouver, British Columbia, Canada	Leased	Approximately 2,577 square feet of office space	Solutions

Piepersberg 12, Solingen, Germany	Leased	Approximately 27,476 square feet of office space	Detection

Am Brauhaus 1, 01099 Dresden, Germany	Leased	Approximately 320 square feet of office space	Detection

Dubai Airport Free Zone, Building 6EA, Office 111 Dubai, UAE	Leased	Approximately 538 square feet of office space	All

While we believe that these facilities are adequate to meet our immediate needs, it may become necessary to secure additional space in the future to accommodate any future growth. We believe that such additional space will be available as needed in the future on commercially reasonable terms.

Item 3.	LEGAL PROCEEDINGS

From time to time, we are involved in various routine legal proceedings and claims. We cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty. Nevertheless, we believe that the outcome of these proceedings, even if determined adversely, would not have a material adverse effect on our business, financial condition and results of operations. On or about February 24, 2010, Research International, Inc. filed a complaint against ICx Technologies, Inc. and its wholly owned subsidiary, MesoSystems Technology, Inc., in the United States District Court, Western District of Washington at Seattle, alleging infringement of Research International’s United States Patent Nos. 6,484,594 and 7,261,008. We plan to vigorously defend the companies against these allegations. It is not possible to predict the outcome of this case with certainty, but if determined adversely, it is possible it could have a material adverse effect on our business, financial condition and results of operations.

Item 4.	[REMOVED AND RESERVED]

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on The NASDAQ Global Market (NASDAQ) under the symbol “ICXT.”

The quarterly high and low sales prices of our common stock on NASDAQ from January 1, 2008 through December 31, 2009 were as follows:

	High	Low
2008:
First quarter	$9.69	$3.81
Second quarter	$7.89	$4.42
Third quarter	$8.75	$6.72
Fourth quarter	$9.24	$5.53
2009:
First quarter	$8.00	$3.67
Second quarter	$6.20	$3.60
Third quarter	$6.25	$4.53
Fourth quarter	$10.49	$4.65

The closing market price of our common stock on March 26, 2010 was $7.09 per share.

See “Risks Related to Our Common Stock” in Item 1A.

Holders

As of February 28, 2010, we had approximately 570 stockholders of record.

Dividends

We have never declared nor paid any cash dividends on our capital stock and we do not currently intend to pay any cash dividends on our common stock. We expect to retain future earnings, if any, to fund the development and growth of our business. Any future determination to pay dividends on our common stock will be at the discretion of our Board of Directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions.

Equity Compensation Plan Information

The following table provides information as of December 31, 2009 with respect to the shares of our common stock that may be issued under our existing equity compensation plans. All numbers representing shares, options and per share amounts have been adjusted to reflect a two-for-one reverse stock split as of November 7, 2007.

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(2)
Equity Compensation Plans Approved by Shareholders(1)	2,577,109	$5.16	33,297,635
Equity Compensation Plans Not Approved by Shareholders	—	—	—

Total	2,577,109	$5.16	33,297,635

(1)	We issue restricted stock, restricted stock units, options and warrants to employees and non-employees under the 2007 Equity Incentive Plan. The 2007 Equity Incentive Plan is described in Note 8 to our Consolidated Financial Statements included in the report.
(2)	Securities remaining available for future issuance under the 2007 Equity Incentive Plan include 490,512 shares to be issued as participants vest in restricted stock and restricted stock units granted prior to December 31, 2009.

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

The stock performance graph was plotted using the following data:

	Nov 7, 2007	Dec 31, 2007	Mar 31, 2008	June 30, 2008	Sept 30, 2008	Dec 31, 2008	Mar 31, 2009	June 30, 2009	Sept 30, 2009	Dec 31, 2009
ICx Technologies, Inc.	100.00	60.13	28.13	45.63	48.19	49.44	25.31	37.50	37.00	59.50
Russell 2000 Index	100.00	98.72	88.66	88.88	87.58	64.37	54.48	65.50	77.88	80.60
Nasdaq Composite	100.00	96.49	82.91	83.42	76.10	57.37	55.61	66.76	77.21	82.55

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

As a result of our IPO, we raised a total of $72.7 million in net proceeds after deducting underwriting discounts and commissions of $5.6 million and offering expenses of $1.7 million from the effective date of the IPO. On November 14, 2007, we used $7.1 million of our proceeds to repay a note payable and accrued interest to DP1, LLC. Also, following our IPO we paid off subsidiary debt totaling approximately $1.5 million. In 2008, we used approximately $3.0 million of our proceeds to acquire S3I, LLC and approximately $13.5 million for working capital purposes. In 2009, we used $1.8 million of our proceeds to pay contingent consideration related to our 2008 acquisition of S3I, LLC. At December 31, 2009, $8.5 million of IPO proceeds were held in escrow as collateral under a performance bond. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates. We anticipate that we will use the remaining net proceeds from our IPO for working capital and other general corporate purposes, including to finance our growth, develop new products, fund capital expenditures, or to expand our existing business through acquisitions of other businesses, products or technologies that are complementary to our business. At this time, we do not have agreements or commitments for acquisitions. At December 31, 2009, we had approximately $25.9 million of remaining net proceeds from the IPO invested in funds that invest in government securities. There has been no material change in the planned use of proceeds from our IPO as described in the final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b).

Issuer Purchases of Equity Securities

During the period October 1, 2009 to December 31, 2009, we purchased the following shares:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31	2,223	(1)	$5.81	N/A	N/A
November 1-30	16,777	(1)	$5.43	N/A	N/A
December 1-31	8	(1)	$5.15	N/A	N/A

(1)	As part of our restricted stock plan, we offer employees the opportunity to make required tax payments with cash or through a net share settlement. For employees choosing net share settlement, we make required tax payments on behalf of employees as their stock awards vest and then withhold a number of vested shares having a value on the date of vesting equal to the tax obligation. The shares withheld were recorded as treasury shares.

Item 6.	SELECTED CONSOLIDATED FINANCIAL DATA

You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.

We derived the consolidated statement of operations data for the years ended December 31, 2009, 2008 and 2007, and the consolidated balance sheet data as of December 31, 2009 and 2008 from our audited consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K. We derived the consolidated statement of operations data for the years ended December 31, 2006 and 2005 and the consolidated balance sheet data as of December 31, 2007, 2006 and 2005 from our audited consolidated financial statements and related notes which are not included in this Annual Report. We have completed a number of acquisitions over the last five fiscal years, each of which was accounted for as a purchase transaction, which may affect year-over-year comparisons of our consolidated summary financial data. See a description of such acquisitions fully described in Note 3, “Business Combinations and Related Intangibles” in the notes to our consolidated financial statements.

	ICx
	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Consolidated
Revenue	$183,428	$170,194	$135,507	$90,160	$31,400
Cost of revenue	112,947	99,789	73,960	50,012	17,591

Gross profit	70,481	70,405	61,547	40,148	13,809
Products
Revenue	$81,565	$89,720	$90,349	$59,341	$20,439
Cost of revenue	37,580	42,974	42,757	31,329	11,203

Gross profit	43,985	46,746	47,592	28,012	9,236
Contract research and development and services
Revenue	54,187	40,887	30,698	25,694	10,436
Cost of revenue	40,950	29,339	20,640	15,840	6,135

Gross profit	13,237	11,548	10,058	9,854	4,301
Service and other
Revenue	47,676	39,587	14,460	5,125	525
Cost of revenue	34,417	27,476	10,563	2,843	253

Gross profit	13,259	12,111	3,897	2,282	272
Operating expenses
Research and development	15,295	21,366	20,466	14,501	4,957
% of total revenue	8.3%	12.6%	15.1%	16.1%	15.8%
Sales and marketing	24,408	29,365	23,928	17,679	3,524
% of total revenue	13.3%	17.3%	17.7%	19.6%	11.2%
General and administrative	27,014	31,994	39,599	37,745	11,265
% of total revenue	14.7%	18.8%	29.2%	41.9%	35.9%
Goodwill impairment loss	—	—	—	66,043	—
Depreciation and amortization	11,320	13,088	13,699	17,236	5,289
Acquired in-process R&D	—	—	—	—	2,300
Other	—	—	—	—	839

Total operating expenses	78,037	95,813	97,692	153,204	28,174

	ICx
	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Loss from operations	(7,556)	(25,408)	(36,145)	(113,056)	(14,365)
Interest income	161	999	833	371	126
Interest expense	(103)	(66)	(639)	(372)	(145)
Other, net	912	(92)	(382)	1,039	541

Loss before income taxes	(6,586)	(24,567)	(36,333)	(112,018)	(13,843)
Provision for (benefit from) income taxes	1,127	(15)	(1,108)	(296)	(1,943)

Loss from continuing operations	(7,713)	(24,552)	(35,225)	(111,722)	(11,900)
Discontinued operations, net (1)	(2,941)	(2,389)	5,313	(15,766)	(2,852)

Net loss	(10,654)	(26,941)	(29,912)	(127,488)	(14,752)

Accretion on redeemable convertible preferred stock	—	—	8,402	9,480	5,562
Net income attributable to common stockholders	$(10,654)	$(26,941)	$(38,314)	$(136,968)	$(20,314)

Basic and diluted earnings per share	$(0.31)	$(0.79)	$(2.85)	$(14.94)	$(6.63)

Basic and diluted weighted average shares outstanding	34,726,590	34,096,488	13,425,549	9,166,761	3,064,756
Pro forma basic and diluted loss per share attributable to common stockholders (unaudited) (2)			(1.03)	(4.99)
Pro forma basic and diluted weighted average shares outstanding (unaudited) (2)			29,150,986	25,526,458

Consolidated Balance Sheet Data:
Cash and cash equivalents	$30,735	$38,782	$64,636	$7,236	$23,354
Working capital (excluding discontinued operations)	77,293	76,324	95,097	27,312	24,072
Total assets	198,424	219,298	231,830	184,248	267,469
Long-term debt, net of current portion	118	176	246	449	508
Redeemable convertible preferred stock	—	—	—	197,732	151,831
Stockholders’ equity (deficit)	$170,437	$177,807	$198,404	$(51,507)	$77,811

(1)	In 2009, we adopted a plan of sale and put the assets of PureTech Systems, Inc. (PureTech), a unit in the Solutions segment, up for sale. We recognized a loss on discontinued operations of $2.9 million, $1.5 million and $0.2 million in 2009, 2008 and 2007, respectively, related to this unit. The 2009 loss includes a $2.2 million impairment loss to write-down the carrying value of the unit to its estimated fair value. In 2007 and 2006, we realized a $2.2 million gain and a $3.1 million gain, respectively, on the sale of substantially all of the assets of a non-strategic operation owned by Nomadics, Inc., that was acquired in August 2005. In December 2006, we adopted a plan for the sale of three companies that did not align with our overall strategic plans. In February, March and April 2007, we sold Nuvonyx Europe, Harbinger Technologies Group, Inc. and Nuvonyx, Inc., respectively, pursuant to this plan. Loss from discontinued operations was $0.9 million, $1.3 million and $18.9 million in 2008, 2007 and 2006, respectively, which, in 2006, includes a $13.1 million impairment loss to write-down the carrying amounts of two of the discontinued companies to their estimated fair values less costs associated with the sale of the companies. Gain on the sale of discontinued operations was $4.6 million in 2007 related to these three units.
(2)	Gives effect to the conversion of our outstanding preferred stock to common stock on a one-for-one basis.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a leader in the development and integration of advanced sensor technologies for homeland security, force protection and commercial applications. Our proprietary sensors detect and identify chemical, biological, radiological, nuclear and explosive threats, and deliver superior awareness and actionable intelligence for wide-area surveillance, intrusion detection and facility security. By leveraging our technical expertise, ICx pioneers the integration of these advanced sensors into effective security and commercial solutions. We were incorporated in 2003, and our business was primarily formed through the acquisition of 18 companies. On October 1, 2007, we acquired PureTech Systems, Inc. (PureTech) for $3.25 million in cash in a business combination accounted for as a purchase. During the third quarter of 2009, our Board of Directors adopted a plan of sale of the assets of PureTech. The results of operations of PureTech are included in discontinued operations beginning on October 1, 2007 and for all periods presented thereafter. On May 31, 2008, we acquired S3I, LLC (S3I) for $3.5 million in cash and $2.3 million of assumed liabilities in a business combination accounted for as a purchase. The results of operations of S3I were consolidated into our results beginning June 1, 2008.

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

Our direct customers include federal agencies such as the U.S. Department of Homeland Security, U.S. Customs & Border Protection (Border Patrol) and the U.S. Transportation Security Administration, as well as various state and local governments and agencies, including the New York Police Department and the Port of Long Beach. We also provide products, components and sub-systems to leading integrators in the security and defense industries who either resell our products or integrate them into comprehensive security installations for their end customers. The value-added resellers and system integrators that we sell products to include The Boeing Company, Honeywell International, Inc., Northrop Grumman Corp., Raytheon Company, SAIC, Inc. and Thermo Fisher Scientific Inc. We also sell to military customers such as the U.S. Department of Defense, the U.S. Air Force, the U.S. Marines and the U.S. Army. We also sell to private sector customers such as Federal Express Corporation, The Walt Disney Company and two international airports serving the city of Houston, Texas and surrounding communities. In 2009, we added Chevron, Dow Chemical Company, Solvay Chemicals, Dallas Water Utilities, Pantex, Magal/Senstar, Johnson Controls, the Civil Police of Rio de Janeiro and Perth Airport to our portfolio of customers. Due to the breadth and diverse nature of our product and technology portfolio and our ability to deliver solutions for a comprehensive range of critical security applications, the future success of our business is not dependent upon a single product, technology, customer or government program.

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

Service and Other Revenue and Gross Profit. We derive service and other revenue from three sources: (i) custom product design and development services, (ii) project management and technology integration services and (iii) training, installation and warranty contracts. Revenue from custom product design and development services and project management and technology integration services is derived from our Surveillance and Solutions segments, while training, installation and warranty contract revenues are derived from all three of our segments. A significant portion of our revenue from project management and technology integration services is derived from customers in the transportation industry. Most of our custom product design and development service contracts and project management and integration service contracts are for a fixed price and revenue is recognized under the percentage-of-completion method. Revenue from training and installation contracts is recognized upon completion of services. Revenue under product maintenance and extended warranty contracts is generally recognized over the requisite service period. See “Critical Accounting Policies and Estimates—Revenue Recognition—Service and Other.”

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

General and Administrative Expenses. General and administrative expenses represent the costs and expenses of managing and supporting our operations. We increased our general administrative expenses in 2007 and 2006 through the use of consultants and other professionals to complete certain accounting and legal functions. We also increased general and administrative expenses by hiring additional executive officers and advisors and in connection with our overall expansion of the business. In 2008, our general and administrative expenses began to decline as a result of our focused effort to eliminate redundancies in our operations, primarily through reductions in personnel. In 2009, our general and administrative expenses decreased compared to previous years as we continued to gain efficiencies in the overall integration of our business units and continued our efforts to control costs. In 2010, we expect that our general and administrative expenses will stabilize or grow slightly compared to 2009.

Selling and Marketing Expenses. Beginning in 2006 through the end of 2008, we increased our spending on sales, marketing and other related business development matters to support our early stage products and emerging technologies and to support anticipated future growth in our business. With the downturn of the economy in late 2008 and the continued uncertainty in 2009, we took steps to scale back certain aspects of our commercial sales and marketing activities. Accordingly, during 2009 our sales and marketing expense decreased compared to previous years and we expect that in 2010 our sales and marketing costs will stabilize or grow slightly compared to 2009.

Research and Development. In addition to external funding we receive and record as revenue from the U.S. government and other commercial entities for contract research and development activities, we also invest in research and development activities using our own internal funds in an effort to provide additional means for accelerating the development of new and enhanced product offerings and to expand our technological leadership. The costs of our internally funded research and development are included in our operating expenses. Beginning in 2006 and throughout most of 2008, we increased our spending on internally funded research and development activities and the integration of products and technologies among our reportable segments. One of our key objectives is to expand our market share by continuing to convert advanced technologies into products and single source integrated solutions. In 2008, we significantly increased our externally funded research and development and continued to secure additional funding in 2009. Accordingly, our internal research and development expense declined in 2009 as we utilized our technical resources on externally funded research and development activities, and we expect that in 2010 internal research and development expenses will stabilize or grow slightly compared to 2009.

Results of Operations—Comparison of December 31, 2009 and 2008

As noted above, during the third quarter of 2009, our Board of Directors adopted a plan to sell the assets of PureTech. The 2008 balances included in the following tables have been reclassified to conform to the 2009 presentation of discontinued operations. Additionally, the 2008 balances have been reclassified to conform to the 2009 presentation, as the Company began allocating all general and administrative expenses to reportable segments.

Total Company Comparison

	Year Ended December 31,
	2009	2008
	(dollars in thousands)
Product revenue	$81,565	$89,720
Gross profit %	53.9%	52.1%
Contract research and development revenue	54,187	40,887
Gross profit %	24.4%	28.2%
Service and other revenues	47,676	39,587
Gross profit %	27.8%	30.6%

Total revenue	$183,428	$170,194

Gross profit %	38.4%	41.4%

Operating income (loss) excluding depreciation and amortization	$3,764	$(12,320)
Depreciation and amortization	11,320	13,088

Operating loss	$(7,556)	$(25,408)

Loss from continuing operations	$(7,713)	$(24,551)
Loss from discontinued operations, net	(2,941)	(1,487)
(Loss) gain on sale of discontinued operations, net	—	(903)

Net loss	$(10,654)	$(26,941)

Product Revenue and Gross Profit. Product revenue decreased $8.1 million, or 9%, to $81.6 million in 2009 from $89.7 million in 2008. The decrease primarily resulted from reduced sales of products in our Detection segment which was partially offset by increased product sales in our Surveillance segment, as discussed below in “Detection Segment—Comparison of the Years Ended December 31, 2009 and 2008” and in “Surveillance Segment—Comparison of the Years Ended December 31, 2009 and 2008.” Gross profit as a percentage of product revenue was 53.9% in 2009 and 52.1% in 2008.

Contract Research and Development Revenue and Gross Profit. Contract research and development revenue increased $13.3 million, or 33%, to $54.2 million in 2009 from $40.9 million in 2008. In our Detection segment, contract research and development revenue increased $19.5 million in 2009 compared to 2008, primarily due to a significant long-term contract award for the development of a nuclear and chemical reconnaissance system. The increased revenue in Detection was offset by a $5.5 million reduction in contract research and development revenue in our Surveillance segment in 2009 compared to 2008. The decrease in Surveillance revenue resulted from the delivery of prototype platforms under a contract that ended in 2008. Gross profit as a percentage of contract research and development revenue was 24.4% and 28.2% in 2009 and 2008, respectively. The decrease in gross profit is due to the mix of contract types and the estimates inherent in recognizing revenue and costs under the percentage of completion method of accounting.

Service and Other Revenue and Gross Profit. Service and other revenue increased $8.1 million, or 20%, to $47.7 million in 2009 from $39.6 million in 2008. Service and other revenue in our Solutions segment accounted for approximately $7.4 million of the increase, the majority of which was related to performance under project management and integration contracts for intelligent transportation systems and video networking and surveillance. Gross profit as a percentage of service and other revenue decreased to 27.8% in 2009 from 30.6% in 2008, primarily due to the mix of contract types and the estimates inherent in recognizing revenue and costs under the percentage of completion method of accounting.

Depreciation and Amortization. Depreciation and amortization decreased $1.8 million, or 14%, to $11.3 million in 2009 compared to $13.1 million in 2008. The decrease is primarily due to certain intangible assets that are associated with our business acquisitions becoming fully amortized in 2009.

Operating Loss. Operating loss decreased $17.8 million, or 70%, to $7.6 million in 2009 from a loss of $25.4 million in 2008. The decrease in operating loss primarily resulted from a reduction in operating expenses. The reduction in operating expenses resulted from reduced spending on internal research and development because more of our technical resources were dedicated to externally funded contract research and development projects and reduced sales, marketing, and general and administrative expenses primarily from reductions in personnel as we continued to make progress towards integrating our business units and eliminating redundancies in our operations.

Operating income (loss) excluding depreciation and amortization is a non-GAAP financial measure that is derived by reducing our operating loss by depreciation and amortization. Amortization primarily represents costs associated with our business acquisitions that do not correspond to an outlay of current and future cash flow. Accordingly, we believe operating income (loss) excluding depreciation and amortization is a more meaningful measure of our recurring operations and an indicator of our working capital requirements. Operating loss excluding depreciation and amortization decreased $16.1 million, or 131%, to income of $3.8 million in 2009 from a loss of $12.3 million in 2008 due to reduced operating expenses as explained earlier in this section.

Loss from Continuing Operations. Our loss from continuing operations decreased $16.9 million, or 69%, to $7.7 million in 2009 from $24.6 million in 2008 primarily due to reduced operating expenses as explained under “Operating Loss” above.

Loss from Discontinued Operations. In the third quarter of 2009, our Board of Directors adopted a plan of sale and put the assets of PureTech Systems, Inc. (PureTech), a unit in the Solutions segment, up for sale, as the business model of this unit no longer aligned with our strategic plans. In connection with this plan, we recognized a loss on discontinued operations of $2.9 million, which included a goodwill impairment charge of

$1.3 million, a $0.8 million impairment charge to write down PureTech’s intangible assets and a $0.2 million impairment charge to write down PureTech’s long-lived assets. In 2008, we realized a loss on discontinued operations of $1.5 million related to the planned sale of PureTech and a loss on sale of discontinued operations of $0.9 million related to the settlement of escrow accounts and contingent purchase consideration.

Net Loss. Net loss decreased $16.2 million, or 60%, to $10.7 million in 2009 from $26.9 million in 2008 primarily due to reduced operating expenses as explained in the “Operating Loss” section above.

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

Detection Segment—Comparison of the Years Ended December 31, 2009 and 2008

	Years Ended December 31,
	2009	2008
	(dollars in thousands)
Revenue and gross profit %
Product revenue	$45,380	$55,352
Contract research and development revenue	53,221	33,702
Service and other revenue	4,212	2,079

Total revenue	$102,813	$91,133

Gross profit %	40.6%	46.9%

Operating loss	$(3,527)	$(11,160)

Product Revenue. Product revenue decreased $10.0 million, or 18%, to $45.4 million in 2009 from $55.4 million in 2008. The majority of the decrease resulted from fewer sales of our explosive and radiation detection products. We sell our detector products primarily to the federal government, from which we have recently experienced a trend toward higher volume purchases on a less frequent basis. In 2008, purchases of detector products were lower in volume and occurred on a more frequent basis. We believe this trend has caused variability in our detection product revenue, and we believe this trend might continue in the future. Additionally, the Department of Defense delayed the passage of their fiscal year 2010 budget during the second half of 2009, which we believe resulted in fewer sales of our products during 2009.

Contract Research and Development Revenue. Contract research and development revenue increased $19.5 million, or 58%, to $53.2 million in 2009 from $33.7 million in 2008. The increase is primarily due to continued progress on the development of a nuclear and chemical reconnaissance system from a significant contract that was awarded to us in the fourth quarter of 2008. Despite the delay in the passage of the 2010 budget, we continue to see increased overall government spending on defense and security-related programs that are pertinent to our business.

Service and Other Revenue. Service and other revenue increased $2.1 million, or 100%, to $4.2 million in 2009 from $2.1 million in 2008. The increase was primarily the result of additional training and extended warranty contracts for our detection products.

Gross Profit. Gross profit as a percentage of revenue decreased to 40.6% in 2009 from 46.9% in 2008 primarily due to a higher percentage of revenue from contract research and development projects which carry lower gross margins than revenue from product sales.

Operating Loss. Operating loss decreased $7.7 million, or 69%, to $3.5 million in 2009 from $11.2 million in 2008. A $8.7 million decrease in operating expenses was offset by a decrease in gross profit of $1.0 million from the prior year. The decrease in gross profit is due to a higher percentage of revenue from contract research and development projects which carry lower gross margins than revenue from product sales. The decrease in operating expenses resulted from reduced spending on internal research and development because more of our technical resources were dedicated to externally funded contract research and development projects, and reduced selling, general and administrative expenses primarily from reductions in personnel as we continued to make progress towards integrating our business units and eliminating redundancies in our operations.

Surveillance Segment—Comparison of the Years Ended December 31, 2009 and 2008

	Years Ended December 31,
	2009	2008
	(dollars in thousands)
Revenue and gross profit %
Product revenue	$28,445	$26,226
Contract research and development revenue	1,008	6,523
Service and other revenue	17,494	18,301

Total revenue	$46,947	$51,050

Gross profit %	37.6%	35.4%

Operating loss	$(4,035)	$(7,369)

Product Revenue. Product revenue increased $2.2 million, or 8%, to $28.4 million in 2009 from $26.2 million in 2008. The increase is primarily due to increased sales of our imaging equipment and integrated platforms.

Contract Research and Development Revenue. Contract research and development revenue decreased $5.5 million, or 85%, to $1.0 million in 2009 from $6.5 million in 2008 primarily due to the delivery of prototype platforms under a research and development contract that ended in the second quarter of 2008.

Service and Other Revenue. Service and other revenue decreased $0.8 million, or 4%, to $17.5 million in 2009 from $18.3 million in 2008. In the first half of 2008, we began delivering customized platforms under a single contract and the final deliveries under that contract ended in the third quarter of 2009. The overall decrease in revenue is due to the timing of customized platform deliveries under the aforementioned contract.

Gross Profit. Gross profit as a percentage of revenue was 37.6% and 35.4% in 2009 and 2008, respectively. The increase in gross profit in 2009 resulted from a higher percentage of revenue from product sales which carry higher gross margins than revenue from custom development contracts and research and development contracts.

Operating Loss. Operating loss decreased $3.4 million, or 46%, to $4.0 million in 2009 from $7.4 million in 2008. The improvement primarily resulted from a $3.7 million decrease in operating expenses primarily due to reductions in personnel as we continued to make progress towards integrating our business units and eliminating redundancies in our operations.

Solutions Segment—Comparison of the Years Ended December 31, 2009 and 2008

	Years Ended December 31,
	2009	2008
	(dollars in thousands)
Revenue and gross profit %
Product revenue	$7,917	$8,142
Contract research and development revenue	303	662
Service and other revenue	26,565	19,206

Total revenue	$34,785	$28,010

Gross profit %	32.0%	34.2%

Operating income (loss)	$743	$(6,210)

Product Revenue. Product revenue decreased $0.2 million, or 2%, to $7.9 million in 2009 from $8.1 million in 2008.

Service and Other Revenue. Service and other revenue increased $7.4 million, or 39%, to $26.6 million in 2009 from $19.2 million in 2008. The increase was primarily attributable to contracts for project management and the integration of technologies for intelligent transportation systems.

Gross Profit. Gross profit as a percentage of revenue was 32.0% and 34.2% in 2009 and 2008, respectively. Gross profit as a percentage of revenue decreased in 2009 because more revenue was derived from long-term project management and integration service contracts which generally carry lower gross margins than product sales.

Operating Income (Loss). Operating loss decreased $6.9 million, or 111%, to income of $0.7 million in 2009 from a loss of $6.2 million in 2008. The improvement in our operations resulted primarily from a $1.5 million increase in gross profit due to revenue growth, and a $5.4 million decrease in operating expenses primarily from reductions in personnel as we continued to make progress towards integrating our business units and eliminating redundancies in our operations.

Total 2009 revenues included in the preceding tables include $1.1 million of intersegment revenues. Refer to Note 10 to our Consolidated Financial Statements in Part IV—Item 15—Exhibits and Financial Statement Schedules for a reconciliation of total revenue to revenues from external customers.

Results of Operations—Comparison of December 31, 2008 and 2007

As noted above, during the third quarter of 2009, our Board of Directors adopted a plan to sell the assets of PureTech. The 2008 and 2007 balances included in the following tables have been reclassified to conform to the 2009 presentation of discontinued operations. Additionally, the 2008 and 2007 balances have been reclassified to conform to the 2009 presentation, as the Company began allocating all general and administrative expenses to reportable segments.

Total Company Comparison

	Year Ended December 31,
	2008	2007
	(dollars in thousands)
Product revenue	$89,720	$90,349
Gross profit %	52.1%	52.7%
Contract research and development revenue	40,887	30,698
Gross profit %	28.2%	32.8%
Service and other revenue	39,587	14,460
Gross profit %	30.6%	27.1%

Total revenue	$170,194	$135,507

Gross profit %	41.4%	45.4%

Operating loss excluding depreciation and amortization	$(12,320)	$(22,447)
Depreciation and amortization	13,088	13,699

Operating loss	$(25,408)	$(36,146)

Loss from continuing operations	$(24,551)	$(35,219)
Loss from discontinued operations, net	(1,487)	(1,514)
(Loss) gain on sale of discontinued operations, net	(903)	6,821

Net loss	$(26,941)	$(29,912)

Product Revenue and Gross Profit. Product revenue decreased $0.6 million, or 1%, to $89.7 million in 2008 from $90.3 million in 2008. Gross profit remained stable at 52.1% and 52.7% in 2009 and 2008, respectively.

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

Service and Other Revenue and Gross Profit. Service and other revenue increased $25.1 million, or 173%, to $39.6 million in 2008 from $14.5 million in 2007. Service and other revenue in our Solutions segment accounted for approximately $8.3 million of the increase, the majority of which was for new project management and integration services for intelligent transportation systems. In our Surveillance segment, service and other revenue accounted for approximately $15.9 million of the revenue increase, the majority of which relates to the delivery of custom platforms. The remaining $0.9 million of the increase came from our Detection segment. Gross profit as a percentage of service and other revenue increased to 30.6% in 2008 from 27.1% in 2007, primarily due to the mix of contract types and the estimates inherent in recognizing revenue and costs under the percentage of completion method of accounting.

Depreciation and Amortization. Depreciation and amortization decreased $0.6 million, or 4%, to $13.1 million in 2008 compared to $13.7 million in 2007 primarily due to certain customer relationships and firm contracts becoming fully amortized in 2007.

Operating Loss. Operating loss decreased $10.7 million, or 30%, to $25.4 million in 2008 from $36.1 million in 2007. The decrease in operating losses is primarily due to increased gross margins from our revenue growth. Operating loss excluding depreciation and amortization is a non-GAAP financial measure that is derived by reducing our operating loss by depreciation and amortization. The depreciation and amortization primarily represent costs associated with our business acquisitions that do not correspond to an outlay of current and future cash flow. Accordingly, we believe operating loss excluding depreciation and amortization is a more meaningful measure of our recurring operations and an indicator of our working capital requirements. Operating loss excluding depreciation and amortization decreased $10.1 million, or 45%, to $12.3 million in 2008 from $22.4 million in 2007.

Loss from Continuing Operations. Our loss from continuing operations decreased $10.6 million, or 30%, to $24.6 million in 2008 from $35.2 million in 2007 due primarily to increased gross margins from revenue growth.

Discontinued Operations. In December 2006, we adopted a plan for the sale of three companies that did not align with our overall strategic plans. We completed two of the sales in the first quarter of 2007 and the third sale during the second quarter of 2007. In September 2009, we adopted a plan for the sale of the assets of PureTech Systems, Inc. In 2008 and 2007, our loss from discontinued operations was $1.5 million and included the loss from PureTech. In 2008, we realized a loss on discontinued operations of $0.9 million related to the settlement of escrow accounts and contingent purchase consideration. In 2007, we realized a gain on the sale of discontinued operations of $6.8 million.

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

Detection Segment—Comparison of the Years Ended December 31, 2008 and 2007

	Years Ended December 31,
	2008	2007
	(dollars in thousands)
Revenue and gross profit %
Product revenue	$55,352	$49,905
Contract research and development revenue	33,702	27,915
Custom, service, maintenance and other revenue	2,079	1,215

Total revenue	$91,133	$79,035

Gross profit %	46.9%	45.6%

Operating loss	$(11,160)	$(15,165)

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

Operating Loss. Operating loss decreased $4.0 million, or 26%, to $11.1 million in 2008 from $15.2 million in 2007. An increase in gross profit of $6.7 million in 2008 as compared to 2007 was offset by $2.9 million in increased operating expenses. The increase in operating expenses in 2008 related to additional spending on internal research and development projects directed at the development and expansion of chemical, biological, radiation and explosive detection products and technologies and increased sales and marketing expense due to an investment in our sales and marketing platform in order to support bids and proposals for major programs and to expand our distribution channels.

Surveillance Segment—Comparison of the Years Ended December 31, 2008 and 2007

	Years Ended December 31,
	2008	2007
	(dollars in thousands)
Revenue and gross profit %
Product revenue	$26,226	$33,253
Contract research and development revenue	6,523	2,783
Custom, service, maintenance and other revenue	18,301	2,406

Total revenue	$51,050	$38,442

Gross profit %	35.4%	48.6%

Operating loss	$(7,369)	$(10,885)

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

Service and Other Revenue. Service and other revenue increased $15.9 million, or 663%, to $18.3 million in 2008 from $2.4 million in 2007 primarily due to a new custom development contract for the delivery of customized platforms under a single contract.

Gross Profit. Gross profit as a percentage of revenue was 35.4% and 48.6% in 2008 and 2007, respectively. Our gross profit was impacted by a shift from product sales to the delivery of platform prototypes and customized platforms under lower margin contract research and development and custom service contracts.

Operating Loss. Operating loss decreased $3.5 million, or 32%, to $7.4 million in 2008 from $10.9 million in 2007. Reduced operating losses were primarily the result of decreases in general and administrative and research and development costs due to our focus on cost control and eliminating redundancies in our operations.

Solutions Segment—Comparison of the Years Ended December 31, 2008 and 2007

	Years Ended December 31,
	2008	2007
	(dollars in thousands)
Revenue and gross profit %
Product revenue	$8,142	$7,190
Contract research and development revenue	662	—
Custom, service, maintenance and other revenue	19,207	10,839

Total revenue	$28,011	$18,029

Gross profit %	34.2%	37.8%

Operating loss	$(6,210)	$(9,866)

Product Revenue. Product revenue increased $0.9 million, or 13%, to $8.1 million in 2008 from $7.2 million in 2007 primarily due to more funding under phase 3 of the ICIDS program in 2008 than in 2007.

Service and Other Revenue. Service and other revenue increased $8.4 million, or 78%, to $19.2 million in 2008 from $10.8 million in 2007. The increase in revenue is primarily related to new contracts for project management and integration of technologies for intelligent transportation systems.

Gross Profit. Gross profit as a percentage of revenue was 34.2% and 37.8% in 2008 and 2007, respectively. Gross profit as a percentage of revenue decreased in 2008 because more revenue was derived from long-term project management and integration service contracts which generally have lower gross margins than product sales.

Operating Loss. Operating loss decreased $3.7 million, or 37%, to $6.2 million in 2008 from $9.9 million in 2007. Reduced losses are primarily the result of gross margin expansion from revenue growth.

Reconciliation of Reportable Segment Operating Losses to the Consolidated Loss from Continuing Operations

The following tables provide a reconciliation of operating losses from reportable segments to our consolidated net loss from continuing operations for the years ended December 31, 2009, 2008, and 2007.

	Year Ended December 31,
	2009	2008	2007
	(dollars in thousands)
Reconciliation of segment operating losses to consolidated loss from continuing operations
Segment operating losses	$(6,819)	$(24,739)	$(35,915)
Unallocated depreciation and amortization expenses	(737)	(669)	(231)
Interest expense	(103)	(66)	(639)
Interest income	161	999	833
Other nonoperating gains (losses), net	912	(92)	(382)
Income tax (expense) benefit	(1,127)	15	1,114

Consolidated loss from continuing operations	$(7,713)	$(24,552)	$(35,220)

Liquidity and Capital Resources

As of December 31, 2009, our principal sources of liquidity were cash and cash equivalents (including restricted cash) of $30.7 million and accounts receivable of $36.8 million. At December 31, 2009, approximately $8.5 million of the Company’s cash was restricted to serve as collateral under a performance bond. The contract requiring this collateral ended in 2010 and we expect the cash to be released from restriction in 2010. Our cash flows from operating activities significantly improved in 2009 compared to prior years because of the reduction in our net losses through a variety of means, including but not limited to, additional reductions in sales and marketing expenses and general and administrative expenses, prioritizing internal research and development spending and increasing revenue through organic growth. Due to our continued focus on reducing operating expenses, our operating losses excluding depreciation and amortization have been steadily decreasing, and we achieved positive operating income excluding depreciation and amortization of $3.8 million for the year ended December 31, 2009, an improvement of $16.1 million over the operating loss excluding depreciation and amortization of $12.3 million for the year ended December 31, 2008. At December 31, 2009, we had firm backlog of approximately $53 million and unfunded backlog of approximately $339 million. We believe our backlog and recent bookings combined with an ongoing emphasis on controlling our expenses will be sufficient to sustain our liquidity and cash flows in 2010 and for the foreseeable future.

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

During 2007 and into 2008, we increased our investment in sales, marketing and other related business development structures to support our early stage products and emerging technologies. Additionally, we increased our investment in internally funded research and development activities and the integration of products and technologies among our operating units. We also increased our general and administrative expenses in 2008 and 2007 through the use of consultants and other professionals to complete certain accounting and legal functions. Consequently, our cumulative net losses, which amounted to approximately $215.1 million at December 31, 2009, were expected based on the nature of our business, the early stage of our products and technologies and our ongoing research and development activities.

In the future we may enter into acquisition agreements for complementary businesses that would require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

The following table shows our cash and cash equivalents (including restricted cash) and working capital as of December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
	(dollars in thousands)
Cash and cash equivalents	$30,735	$38,782	$64,636
Working capital (excluding discontinued operations)	$77,293	$76,324	$95,097

The following table shows our cash flows from operating, investing and financing activities for the years ended December 31, 2009, 2008, and 2007.

	Year Ended December 31,
	2009	2008	2007
	(dollars in thousands)
Summary of cash flow:
Cash flows used in operating activities	$(3,522)	$(14,721)	$(29,277)
Cash flows provided by (used in) investing activities	(3,987)	(18,545)	15,505
Cash flows provided by (used in) financing activities	(576)	(1,129)	71,161
Effect of foreign exchange rate on cash	2	113	11

Consolidated net change in cash and cash equivalents	$(8,083)	$(34,282)	$57,400

Cash Flows from Operating Activities. Our cash flows from operating activities are significantly influenced by spending required to support the growth of our business in areas such as research and development, sales and marketing, facilities expansion and certain general and administrative costs. Our operating cash flows are also influenced by our working capital needs to support growth and fluctuations in inventory, accounts receivable, accounts payable and other current assets and liabilities. The concentration of business with the U.S. and state and local governments also impacts operating cash flow, particularly for fixed price contracts in which revenue recognition under the percentage of completion method may not coincide with billing. Cash flow used in operating activities decreased $11.2 million, or 76%, to $3.5 million for 2009 from $14.7 million for 2008, primarily due to reduced net losses. Cash flow used in operating activities decreased $14.6 million, or 50%, to $14.7 million for 2008 from $29.3 million for 2007. The decrease is primarily the result of reduced losses from continuing operations, efforts to reduce inventory expenditures, and increased focus on collecting customer receivables in 2009. We expect our cash flows from operating activities to improve as we continue to reduce our net losses through a continued emphasis on controlling expenses and through revenue growth. At December 31, 2009, we had firm backlog of approximately $53 million and unfunded backlog of approximately $339 million. We believe our backlog and recent bookings combined with operating expense reductions will be sufficient to sustain our liquidity and cash flows in 2010 and for the foreseeable future.

Cash Flows from Investing Activities. Cash flows from investing activities primarily relate to business acquisitions and dispositions and capital expenditures. In 2009, cash flows from investing activities included $1.9 million of capital expenditures and $2.1 million of cash paid related to prior year business acquisitions. In 2008, cash flows from investing activities included $7.6 million of cash paid related to business acquisitions, $8.4 million of cash that was restricted under a performance bond, and $4.3 million of capital expenditures offset by $1.8 million of proceeds related to the sale of discontinued operations. In 2007, cash flows from investing activities included $23.9 million of cash proceeds from the sale of these businesses offset by $5.2 million in capital expenditures. Capital expenditures for all periods presented primarily pertain to the expansion of facilities, computer equipment, manufacturing and lab equipment, and costs associated with the implementation of an enterprise software system throughout the Company.

Cash Flows from Financing Activities. In 2009 and 2008, cash flows from financing activities primarily included $0.6 million and $1.1 million, respectively, of cash used to purchase treasury stock from employees who elected to make required tax payments on stock-based compensation through net share settlement. In 2007, cash flows from financing activities included $71.9 million of net proceeds from our initial public offering, proceeds from issuance of our Series A Preferred Stock, and proceeds from the issuance and repayment of our lines of credit, notes payable and long-term debt. In 2007, we issued $3.5 million of Series A Preferred Stock, which was used for working capital purposes and business acquisitions. Debt issuances, net of repayments, in 2007 were $2.6 million. In the first quarter of 2007, our debt proceeds included a $3.0 million bridge loan from Wexford to be used for working capital purposes. The $3.0 million bridge loan from Wexford was repaid during the second quarter of 2007. In the third quarter of 2007, our debt proceeds included a $7.0 million bridge loan from an affiliate of Wexford to be used for working capital purposes and for our acquisition of PureTech in October 2007. The $7.0 million bridge loan from Wexford was repaid during the fourth quarter of 2007, along with $0.1 million of accrued interest. Additionally, we paid subsidiary debt totaling approximately $1.5 million in full following the IPO.

Contractual Obligations

The following table is a summary of our contractual obligations as of December 31, 2009:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
	(dollars in thousands)
Contractual obligations
Operating lease obligations	18,844	4,893	5,281	2,749	5,921
Payments due for prior business combinations	900	900	—	—	—

Total contractual obligations	$19,744	$5,793	$5,281	$2,749	$5,921

Payments due for prior business combinations represent cash amounts payable related to our 2008 business combination.

Lines of Credit. One of our business units has an operating line of credit with a bank in which borrowing is collateralized by and based on a percentage of certain eligible accounts receivable, inventory and property and equipment. Interest is based on prime, but the agreement includes a floor. The aggregate maximum borrowing amount under this agreement is $2.5 million. At December 31, 2009, we had no amounts outstanding under this agreement.

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

Revenue Recognition—Products. A significant portion of our revenue is derived from the sale of our products. We recognize revenue from product sales when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, title and risk have passed to the customer and collection from the customer is reasonably assured, which typically occurs at the time the product is shipped.

Revenue Recognition—Contract Research and Development and Services. For our contract research and development and contract service revenue, we account for sales and earnings under long-term contracts using the percentage-of-completion method of accounting. Under the percentage-of-completion method, we recognize revenue as the work progresses—either as the products are produced and delivered or as services are rendered, as applicable. We estimate profit as the difference between total estimated revenue and total estimated cost of a contract and recognize that profit over the remaining life of the contract based on either input (e.g., costs incurred) or output (e.g., units delivered) measures, as appropriate. If a revised estimate of contract profitability reveals an anticipated loss on the contract, we recognize the loss in the period it is identified.

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

Revenue Recognition—Service and Other. Service and other revenue is primarily derived from custom product design and development services, sales of custom designed products and project management and technology integration services using the percentage-of-completion method described above. We recognize revenue from product training and installation services when the services are provided. We generally recognize revenue for software maintenance and extended warranty contracts on a straight-line basis over the life of the contract. Under U.S. GAAP, companies are required to defer all revenue from multiple-element software arrangements if sufficient vendor specific objective evidence does not exist for the allocation of revenue to the various elements of the arrangement. As a result, we recognize any revenue on multi-year software license agreements ratably over the life of the arrangement.

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

The value assigned to goodwill equals the amount of the purchase price of the business acquired in excess of the sum of the amounts assigned to identifiable acquired assets, both tangible and intangible, less liabilities assumed. At December 31, 2009, we had goodwill of $70.3 million and identifiable intangible assets, net of accumulated amortization, of $9.9 million.

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

We review goodwill and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and also review goodwill annually. U.S. GAAP requires that goodwill be tested, at a minimum, annually for each reporting unit using a two-step process. A reporting unit is an operating segment or a component of an operating segment. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and is reviewed. Two or more components of an operating segment may be aggregated and deemed a single reporting unit for goodwill impairment testing purposes if the components have similar economic characteristics. The first step is to identify any potential impairment by comparing the carrying value of the reporting unit to its fair value. If a potential impairment is identified, the second step is to measure the impairment loss by comparing the implied fair value of goodwill with the carrying value of goodwill of the reporting unit. The fair value of a reporting unit is estimated using the following methods: discounted cash flow, similar transactions and guideline company. Indications of value from all three methods are used to derive the reporting unit’s ultimate fair value by calculating a weighted average value based on these three methods. Values resulting from the three methods are weighted based on factors and assumptions related to the inputs used in each of the methods, giving more weight to inputs believed to be more reliable based on characteristics of the individual reporting units, market conditions and the current business environment. We receive and utilize quoted market prices in active markets to validate results produced by these three methods, including aggregating the values of the reporting units and comparing this value to the market capitalization of the consolidated company. The discounted cash flow valuation approach dependent on estimates for future sales, operating income, depreciation and amortization, income tax payments, working capital changes and capital expenditures as well as expected growth rates for cash flows and long-term interest rates, all of which are affected by economic conditions related to the industries in which we operate as well as conditions in the U.S. capital markets.

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

A decline in the estimated fair value of a reporting unit could result in goodwill impairment and a related non-cash impairment charge against earnings, if the estimated fair value for the reporting unit is less than the carrying value of the net assets of the reporting unit, including its goodwill. During the year ended December 31, 2009, we recognized a goodwill impairment loss of $1.3 million associated with discontinued operations.

We now have several years of operating history from which to forecast future cash flows of our reporting units. Based on consistent revenue growth, reductions in general and administrative costs, improved operating results and increased funded and unfunded backlog, the estimated fair value of our reporting units exceeded the book value of those units in 2007, 2008 and 2009, resulting in no goodwill impairment charge for the years then ended related to continuing operations.

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

We granted options to purchase 1,299,436 and 102,369 shares of our common stock in 2009 and 2008, respectively, under the 2007 Equity Incentive Plan. We recorded stock-based compensation expense of $850,098 and $1,610,072 during the years ended December 31, 2009 and 2008, respectively, in connection with the option grants. During the year ended December 31, 2009, we granted 236,494 shares of restricted stock and restricted stock units pursuant to the 2007 Equity Incentive Plan, compared to 617,302 shares granted in 2008. We recorded stock-based compensation expense of $2,868,223 and $4,131,386 during the years ended December 31, 2009 and 2008, respectively, in connection with the restricted stock and restricted stock unit grants. Grants of restricted stock and restricted stock units are valued using the closing market price of our common stock on the date of grant.

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

For options granted, we calculated expected option terms based on the “simplified” method for “plain vanilla” options, due to the Company’s limited historical trading and exercise information. The “simplified method” calculates the expected term as the average of the vesting term and the original contractual term of the options. The expected term affects the assumed rate of forfeitures. If the actual number of forfeitures differs from that estimated by management, we may be required to record adjustments to stock-based compensation expense in future periods. As additional information becomes available to allow us to estimate expected term, we will discontinue use of the simplified method. We calculated volatility using the annualized daily volatilities of similar publicly-traded entities.

For the years ended December 31, 2009, 2008, and 2007 we recognized stock-based compensation expense of $3.7 million, $5.7 million and $6.9 million, respectively. In future periods, stock-based compensation expense may increase as we issue additional equity-based awards to continue to attract and retain key employees. Additionally, U.S. GAAP requires that we recognize compensation expense only for the portion of stock options that are expected to vest.

As of December 31, 2009, our total unrecognized compensation expense related to stock-based awards granted to employees and non-employee directors was approximately $2.8 million.

Income Taxes. We use an asset and liability approach for accounting for income taxes. Deferred income taxes are recognized for the tax consequences of temporary differences and carryforwards by applying enacted tax rates applicable to future years to differences between the financial statement amounts and the tax bases of existing assets and liabilities. We establish a valuation allowance if it is probable that some portion of the deferred tax asset will not be realized. Our determination of whether a valuation allowance is appropriate requires the exercise of judgment. At December 31, 2009, we had net operating loss carryforwards available for U.S. federal and state income taxes of $107.0 million which begin to expire in 2017. The net operating loss carryforwards that we acquired in connection with our business acquisitions may also be limited by provision of the Internal Revenue Code regarding changes in ownership. We have provided a valuation allowance against net U.S. deferred tax assets and operating loss carryforwards in certain non-U.S. jurisdictions. We have recorded a valuation allowance because of the emerging nature of our business and our history of losses. We will continue to evaluate income generated in future periods in determining the reasonableness of our position. If we determine that future income is sufficient or insufficient to cause the realization of the net operating loss carryforwards within the required time, the valuation allowance will be adjusted as necessary.

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

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 1 of the Notes to the Consolidated Financial Statements in Part IV—Item 15—Exhibits and Financial Statement Schedules.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk. Our international businesses generate revenue and incur expenses that are denominated in foreign currencies. Historically, our foreign currency translation adjustments have not been material to our financial position or consolidated results of operations. However, changes in economic conditions impacting foreign currency exchange rates could materially increase our exposure to foreign currency fluctuations and adversely affect our consolidated results of operations or financial position, specifically with changes in the United States dollar relative to the Canadian dollar and the European Euro. Our Canadian and German subsidiaries are consolidated into our financial results and under U.S. GAAP, we are required to translate the financial condition and results of operations of these subsidiaries into United States dollars, with any corresponding translation gains or losses being recorded in other comprehensive income in our consolidated financial statements. For the years ended December 31, 2009, 2008 and 2007, this translation adjustment, net of tax, was a gain of $0.03 million, a loss of $0.1 million and a gain of $1.9 million, respectively. We also maintain cash balances denominated in foreign currencies. At December 31, 2009, we had $3.5 million of cash in foreign accounts. We have not hedged our exposure to changes in foreign currency rates and, as a result, could incur unanticipated translation gains and losses.

Interest Rate Risk. We had cash and cash equivalents (including restricted cash) of $30.7 million at December 31, 2009. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates. Declines in interest rates, however, will reduce future income.

We have a line of credit agreement that bears interest at variable rate adjusted based on the prime rate. At December 31, 2009, no amounts were outstanding under this agreement. Based on the amount outstanding and the maximum amount available for borrowing, we do not believe that changes in interest rates create material exposure to our business. Increases in interest rates, however, will increase future interest expense.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, together with the report thereon of Grant Thornton LLP dated March 31, 2010, are set forth on pages F-1 through F-35 hereof. See Item 15 for an index to our consolidated financial statements.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2009, we completed our annual evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management as appropriate to allow for timely decisions regarding required disclosure.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, the Company used the criteria for effective internal control over financial reporting set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, management has concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be set forth in our definitive Proxy Statement to be filed on or before April 30, 2010. The Proxy Statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by this item are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

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

The information required by this item will be set forth in our definitive Proxy Statement to be filed on or before April 30, 2010. The Proxy Statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by this item are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in our definitive Proxy Statement to be filed on or before April 30, 2010. The Proxy Statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by this item are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in our definitive Proxy Statement to be filed on or before April 30, 2010. The Proxy Statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by this item are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in our definitive Proxy Statement to be filed on or before April 30, 2010. The Proxy Statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by this item are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements. Consolidated Financial Statements for the Three Years Ended December 31, 2009:

(2)	Financial Statement Schedules. All financial statement schedules are omitted because they are not applicable or the information is shown in the Consolidated Financial Statements or notes thereto.

(3)	Exhibits. The exhibits filed as part of this report are listed under “Exhibits” at subsection (b) of this Item 15.

(b) EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.1*	Third Amended and Restated Certificate of Incorporation of ICx Technologies, Inc., filed as Exhibit 3.5 with ICx’s Registration Statement on Form S-1, as amended, Registration No. 333-145135, which became effective November 7, 2007

3.2*	Amended and Restated Bylaws of ICx Technologies, Inc., filed as Exhibit 3.7 with ICx’s Registration Statement on Form S-1, as amended, Registration No. 333-145135, which became effective November 7, 2007

4.1*	Specimen certificate for common stock of ICx Technologies, Inc., filed as the same numbered exhibit with ICx’s Registration Statement on Form S-1, as amended, Registration No. 333-145135, which became effective November 7, 2007

4.2**	Warrant to Purchase Common Stock of ICx Technologies, Inc., issued February 3, 2006, as amended on September 8, 2009

10.1*	Investors’ Rights Agreement, dated July 26, 2005, filed as the same numbered exhibit with ICx’s Registration Statement on Form S-1, as amended, Registration No. 333-145135, which became effective November 7, 2007

10.2*†	Amended and Restated 2005 Stock Plan, filed as the same numbered exhibit with ICx’s Registration Statement on Form S-1, as amended, Registration No. 333-145135, which became effective November 7, 2007

10.3*†	2007 Equity Incentive Plan, filed as the same numbered exhibit with ICx’s Registration Statement on Form S-1, as amended, Registration No. 333-145135, which became effective November 7, 2007
10.4*	2007 Employee Stock Purchase Plan, filed as the same numbered exhibit with ICx’s Registration Statement on Form S-1, as amended, Registration No. 333-145135, which became effective November 7, 2007

10.5*†	Employment Agreement between ICx Technologies, Inc. and Hans Kobler dated October 1, 2005, as amended by that First Amendment, dated April 26, 2007, filed as the same numbered exhibit with ICx’s Registration Statement on Form S-1, as amended, Registration No. 333-145135, which became effective November 7, 2007

10.6*†	Employment Extension Agreement between ICx Technologies, Inc. and Hans Kobler, effective October 1, 2007, filed as the same numbered exhibit with ICx’s Registration Statement on Form S-1, as amended, Registration No. 333-145135, which became effective November 7, 2007

10.8*†	Employment Agreement between Nomadics, Inc. and Colin J. Cumming, dated August 24, 2005, filed as the same numbered exhibit with ICx’s Registration Statement on Form S-1, as amended, Registration No. 333-145135, which became effective November 7, 2007

10.10*†	Offer Letter Agreement With Douglas A. Knight, dated May 24, 2007, filed as the same numbered exhibit with ICx’s Registration Statement on Form S-1, as amended, Registration No. 333-145135, which became effective November 7, 2007

10.13*	Form of Indemnification Agreement, filed as the same numbered exhibit with ICx’s Registration Statement on Form S-1, as amended, Registration No. 333-145135, which became effective November 7, 2007

10.14*	Administrative Services Agreement between ICx Technologies, Inc. and Wexford Capital LLC, dated October 1, 2005, as amended by that First Amendment, dated October 1, 2006, filed as the same numbered exhibit with ICx’s Registration Statement on Form S-1, as amended, Registration No. 333-145135, which became effective November 7, 2007

Exhibit Number	Exhibit Title

10.15*†	Employment Agreement between ICx Technologies, Inc. and Colin J. Cumming, effective April 17, 2009, filed as the same numbered exhibit with ICx’s Form 8-K, filed April 20, 2009

10.16*†	Employment Agreement between ICx Technologies, Inc. and Hans Kobler, effective April 17, 2009, filed as the same numbered exhibit with ICx’s Form 8-K, filed April 20, 2009

10.17*†	Employment Agreement between ICx Technologies, Inc. and Deborah Mosier, effective April 20, 2009, filed as the same numbered exhibit with ICx’s Form 8-K, filed April 20, 2009

10.18*	Termination Agreement between ICx Technologies, Inc. and Douglas A. Knight, dated March 25, 2009, filed as the same numbered exhibit with ICx’s Form 10-K/A, filed April 30, 2009

21.1**	List of Subsidiaries

23.1**	Consent of Grant Thornton LLP

24.1**	Power of Attorney

31.1**	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference
**	Filed herewith
†	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2010

ICX TECHNOLOGIES, INC.

By:	/s/ COLIN J. CUMMING
Colin J. Cumming Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ COLIN J. CUMMING Colin J. Cumming	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2010

	/s/ DEBORAH D. MOSIER Deborah D. Mosier	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2010

	/s/ * Hans Kobler	Executive Chairman of the Board	March 31, 2010

	/s/ * E. Spencer Abraham	Director	March 31, 2010

	/s/ * Joseph M. Jacobs	Director	March 31, 2010

	/s/ * Robert A. Maginn, Jr.	Director	March 31, 2010

	/s/ * Mark L. Plaumann	Director	March 31, 2010

	/s/ * Rodney E. Slater	Director	March 31, 2010

*By:	/s/ JIM LUBY Jim Luby, pursuant to power of attorney

ICx TECHNOLOGIES, INC. AND SUBSIDIARIES

Audited Consolidated Financial Statements

For the Years Ended December 31, 2009, 2008 and 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors

ICx Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of ICx Technologies, Inc. (a Delaware corporation) and Subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive loss, convertible redeemable preferred stock and stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/    GRANT THORNTON LLP

March 31, 2010

Oklahoma City, Oklahoma

ICx TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$22,270,262	$30,353,728
Restricted cash	8,464,545	8,428,375
Trade accounts receivable, net	36,751,209	36,547,022
Unbilled revenue	8,957,090	10,996,971
Inventories	22,490,819	26,174,426
Deferred income taxes	346,721	19,935
Prepaid expenses and other current assets	4,205,956	2,630,995
Current assets of discontinued operations	1,051,997	618,687

Total current assets	104,538,599	115,770,139
Property, plant and equipment, net	9,672,581	10,850,293
Intangible assets, net	9,901,567	18,018,082
Goodwill	70,274,490	69,557,440
Other assets	3,671,016	2,343,794
Noncurrent assets of discontinued operations	365,639	2,758,704

Total assets	$198,423,892	$219,298,452

Liabilities and Stockholders’ Equity
Current liabilities:
Lines of credit	$—	$—
Current portion of long-term debt	63,233	58,920
Accounts payable	6,609,983	16,868,514
Accrued payroll expenses	8,469,733	5,906,904
Accrued expenses and other current liabilities	6,106,986	7,131,284
Deferred revenue	4,943,348	8,861,965
Current liabilities of discontinued operations	827,954	198,036

Total current liabilities	27,021,237	39,025,623
Long-term debt	117,935	175,519
Deferred income taxes	464,890	947,600
Other liabilities	383,318	1,342,342

Total liabilities	27,987,380	41,491,084

Commitments and Contingencies

Series A Convertible Redeemable Preferred Stock, par value $.001 per share—authorized 15,000,000 shares in 2009 and 2008; issued and outstanding 0 shares in 2009 and 2008; liquidation preference $0 at December 31, 2009 and 2008	—	—

Stockholders’ Equity:
Common stock, par value $.001 per share, authorized 250,000,000 shares in 2009 and 2008; issued 34,915,021 and 34,422,765 shares in 2009 and 2008, respectively, outstanding 34,551,357 and 34,182,100 in 2009 and 2008, respectively	34,915	34,423
Additional paid-in capital	385,552,404	381,701,973
Treasury stock, at cost; 363,664 and 240,665 shares at December 31, 2009 and 2008, respectively	(2,815,743)	(2,214,912)
Accumulated deficit	(215,131,852)	(204,478,210)
Accumulated other comprehensive income	2,796,788	2,764,094

Total stockholders’ equity	170,436,512	177,807,368

Total liabilities and stockholders’ equity	$198,423,892	$219,298,452

The accompanying notes are an integral part of these consolidated financial statements.

ICx TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
	2009	2008	2007
Revenues:
Product revenues	$81,564,834	$89,720,370	$90,348,596
Contract research and development revenues	54,187,357	40,887,099	30,698,399
Service and other revenues	47,675,406	39,586,492	14,460,156

Total revenues	183,427,597	170,193,961	135,507,151
Cost of revenues:
Cost of product revenues	37,580,258	42,974,040	42,756,970
Cost of contract research and development revenues	40,949,767	29,339,246	20,640,431
Cost of service and other revenues	34,416,766	27,475,785	10,562,464

Total cost of revenue	112,946,791	99,789,071	73,959,865

Gross profit	70,480,806	70,404,890	61,547,286

Operating expenses:
General and administrative	27,013,556	31,993,894	39,599,448
Sales and marketing	24,408,088	29,364,811	23,928,028
Research and development	15,294,614	21,365,834	20,466,113
Depreciation and amortization	11,320,337	13,087,851	13,699,198

Total operating expenses	78,036,595	95,812,390	97,692,787

Operating loss	(7,555,789)	(25,407,500)	(36,145,501)

Other income (expense):
Interest income	160,980	998,924	833,067
Interest expense	(103,396)	(65,710)	(639,360)
Other, net	911,867	(92,070)	(381,532)

Total other income (expense)	969,451	841,144	(187,825)

Loss before income taxes	(6,586,338)	(24,566,356)	(36,333,326)
Income tax expense (benefit)	1,126,501	(15,335)	(1,108,054)

Loss from continuing operations	$(7,712,839)	$(24,551,021)	$(35,225,272)
Loss on discontinued operations, net of tax	(2,940,803)	(1,486,582)	(1,507,695)
Gain (loss) on sale of discontinued operations, net of tax	—	(902,885)	6,821,061

Net loss	$(10,653,642)	$(26,940,488)	$(29,911,906)

Other comprehensive income
Foreign currency translation adjustment, net of tax of $(66,372) for 2009, ($107,359) for 2008 and $255,106 for 2007	32,694	(139,630)	1,862,829

Comprehensive loss	$(10,620,948)	$(27,080,118)	$(28,049,077)

Net loss	$(10,653,642)	$(26,940,488)	$(29,911,906)

Less: Preferred stock dividends including accretion	—	—	8,402,221

Net loss attributable to common stockholders	$(10,653,642)	$(26,940,488)	$(38,314,127)

Net loss per common share:
Basic and diluted	$(0.31)	$(0.79)	$(2.85)

Pro forma loss per common share (unaudited):
Basic and diluted			$(1.03)

Basic and diluted weighted average shares outstanding	34,726,590	34,096,488	13,425,549

The accompanying notes are an integral part of these consolidated financial statements.

ICx TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Convertible Redeemable Preferred Stock and Stockholders’ Equity

			Stockholders’ Equity
	Series A Convertible Redeemable Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at January 1, 2007	18,175,595	$197,732,187	9,758,101	$9,758	$95,068,322	$(147,625,816)	$1,040,895	$—	$(51,506,841)
Comprehensive income (loss):
Net loss	—	—	—	—	—	(29,911,906)	—	—	(29,911,906)
Foreign currency translation, net of tax	—	—	—	—	—	—	1,862,829	—	1,862,829

Total comprehensive loss	—	—	—	—	—	(29,911,906)	1,862,829	—	(28,049,077)
Issuances of convertible preferred stock:
Stock purchase agreements	350,000	4,207,000	—	—	(707,000)	—	—	—	(707,000)
Accretion to redemption value	—	8,402,221	—	—	(8,402,221)	—	—	—	(8,402,221)
Issuances of common stock:
Stock offering, net of $9.2 million in offering costs	—	—	5,000,000	5,000	70,805,014	—	—	—	70,810,014
Stock options, warrants and restricted stock	—	—	397,196	397	418,011	—	—	—	418,408
Stock-based compensation	—	—	—	—	6,621,182	—	—	—	6,621,182
Conversion of preferred stock to common	(18,525,595)	(210,341,408)	18,525,595	18,526	210,322,882	—	—	—	210,341,408
Purchases of treasury stock	—	—	—	—	—	—	—	(1,121,525)	(1,121,525)

Balances at December 31, 2007	—	—	33,680,892	33,681	374,126,190	(177,537,722)	2,903,724	(1,121,525)	198,404,348
Comprehensive income (loss):
Net loss	—	—	—	—	—	(26,940,488)	—	—	(26,940,488)
Foreign currency translation, net of tax	—	—	—	—	—	—	(139,630)	—	(139,630)

Total comprehensive loss	—	—	—	—	—	(26,940,488)	(139,630)	—	(27,080,118)
Issuances of common stock:
Business combinations	—	—	189,797	190	887,970		—	—	888,160
Stock options, warrants and restricted stock	—	—	552,076	552	251,827		—	—	252,379
Stock based compensation	—	—	—	—	6,463,827	—	—	—	6,463,827
Stock offering costs	—	—	—	—	(27,841)	—	—	—	(27,841)
Purchases of treasury stock	—	—	—	—	—	—	—	(1,093,387)	(1,093,387)

Balances at December 31, 2008	—	—	34,422,765	34,423	381,701,973	(204,478,210)	2,764,094	(2,214,912)	177,807,368

The accompanying notes are an integral part of these consolidated financial statements.

ICx TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Convertible Redeemable Preferred Stock and Stockholders’ Equity—(Continued)

			Stockholders’ Equity
	Series A Convertible Redeemable Preferred Stock		Common Stock		Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2008	—	$—	34,422,765	$34,423	$381,701,973	$(204,478,210)	$2,764,094	$(2,214,912)	$177,807,368
Comprehensive income (loss):
Net loss	—	—	—	—	—	(10,653,642)	—	—	(10,653,642)
Foreign currency translation, net of tax	—	—	—	—	—	—	32,694	—	32,694

Total comprehensive loss	—	—	—	—	—	(10,653,642)	32,694	—	(10,620,948)
Issuances of common stock:
Stock options, warrants and restricted stock	—	—	492,256	492	132,110	—	—	—	132,602
Stock based compensation	—	—	—	—	3,718,321	—	—	—	3,718,321
Purchases of treasury stock	—	—	—	—		—	—	(600,831)	(600,831)

Balances at December 31, 2009	—	$—	34,915,021	$34,915	$385,552,404	$(215,131,852)	$2,796,788	$(2,815,743)	$170,436,512

The accompanying notes are an integral part of these consolidated financial statements.

ICx TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2009	2008	2007
Operating activities:
Net loss	$(10,653,642)	$(26,940,488)	$(29,911,906)
(Gain) loss on sale of discontinued operations, net of tax	—	902,885	(6,821,061)
Loss on discontinued operations, net of tax	2,940,803	1,486,582	1,513,238

Loss from continuing operations, net of tax	(7,712,839)	(24,551,021)	(35,219,729)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	3,684,617	5,683,069	6,871,712
Depreciation and amortization	11,320,337	13,087,851	13,699,198
Deferred income taxes	(799,997)	(559,015)	(1,752,849)
Loss on disposal of property and equipment	—	—	43,689
Increase in restricted cash	(36,170)	—	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	184,092	(6,240,185)	(7,098,341)
Unbilled revenue	2,136,064	(5,290,401)	(3,634,750)
Inventories	3,822,633	(8,002,325)	(4,265,908)
Prepaid expenses and other assets	(2,690,382)	1,041,834	(1,438,309)
Accounts payable	(10,269,770)	7,666,204	1,124,791
Accrued expenses and other liabilities	1,344,837	(1,389,040)	2,096,581
Deferred revenue	(4,188,183)	5,089,211	411,529

Net cash used in continuing operating activities	(3,204,761)	(13,463,818)	(29,162,386)
Cash provided by (used in) operation of discontinued operations	(317,425)	(1,257,687)	(115,064)

Net cash used in operating activities	(3,522,186)	(14,721,505)	(29,277,450)

Investing activities:
Purchases of property, plant and equipment	(1,937,327)	(4,301,461)	(5,154,774)
Business combinations, net of cash acquired	(2,050,000)	(7,612,576)	(3,250,000)
Increase in restricted cash	—	(8,428,375)	—

Net cash used in continuing investing activities	(3,987,327)	(20,342,412)	(8,404,774)
Proceeds from the sale of discontinued operations	—	1,797,115	23,909,441

Net cash provided by (used in) investing activities	(3,987,327)	(18,545,297)	15,504,667

Financing activities:
Proceeds from issuance of preferred stock	—	—	3,500,000
Proceeds from issuance of common stock	132,602	252,379	71,855,416
Borrowings under lines of credit	11,849,578	4,762,806	33,243,609
Repayments under lines of credit	(11,849,578)	(4,887,582)	(35,305,418)
Proceeds from notes payable and long-term debt	—	—	10,116,893
Repayments of notes payable and long-term debt	(107,409)	(128,288)	(11,011,703)
Purchase of treasury shares	(600,831)	(1,093,387)	(1,121,525)
Other, net	—	(34,580)	(116,483)

Net cash provided by (used in) financing activities	(575,638)	(1,128,652)	71,160,789

Effect of foreign exchange rate on cash	1,685	113,242	11,929

Net change in cash and cash equivalents	(8,083,466)	(34,282,212)	57,399,935
Cash and cash equivalents at beginning of year	30,353,728	64,635,940	7,236,005

Cash and cash equivalents at end of year	$22,270,262	$30,353,728	$64,635,940

The accompanying notes are an integral part of these consolidated financial statements.

ICx TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

1.	Description of the Business and Summary of Significant Accounting Policies

(a)	General

ICx Technologies, Inc. and Subsidiaries (“ICx” or “Company”) was incorporated in the State of Delaware in 2003 to acquire, develop, and coordinate the operations of security technology companies. ICx develops and integrates advanced sensor technologies for homeland security, force protection and commercial applications. The Company’s proprietary sensors detect and identify chemical, biological, radiological, nuclear and explosive threats, and deliver superior awareness and actionable intelligence for wide-area surveillance, intrusion detection and facility security. These technologies are used in nuclear power plants, military installations, natural gas storage systems and pipelines, shopping malls, public transportation systems and port facilities.

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

On October 1, 2007, the Company acquired PureTech Systems, Inc. (“PureTech”) for $3.25 million in cash in a business combination accounted for as a purchase. As more fully described in Note 9, the Company’s Board of Directors approved a plan in 2009 to sell PureTech. As a result, the results of operations of PureTech subsequent to acquisition and the assets and liabilities of PureTech are included as discontinued operations in the accompanying consolidated financial statements.

As more fully described in Note 9, the Company’s Board of Directors approved a plan in 2006 for the sale of three companies. The sales of the three companies were completed in 2007. Accordingly, the operating results of those three companies are included as discontinued operations for the year ended December 31, 2007 in the Company’s consolidated results of operations.

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

The accompanying consolidated financial statements include the accounts of ICx and its wholly-owned subsidiaries: Agentase, LLC; Amphitech Systems, Inc.; DAQ Electronics, Inc.; Security 2000, Inc.; GHC Technologies, Inc.; Griffin Analytical Technologies, Inc.; ICx Imaging Systems (f/k/a Digital Imaging Infrared); ICx Radiation, Inc.; ICx Radiation Gmbh; 360 Surveillance, Inc.; PBA Engineering, Ltd.; ICx Tactical Platforms (f/k/a New Heights Manufacturing, Inc.); ICx Transportation Group, Inc.; MesoSystems Technology, Inc.; Nomadics, Inc.; PureTech Systems, Inc.; and Sensor Technologies and Systems, Inc. In 2009, the operations of ICx Cryogenics, Inc., ICx Photonics (f/k/a Ion Optics, Inc.) and S3I Acquisition Corporation were merged into ICx Imaging Systems, Nomadics, Inc., and MesoSystems Technology, Inc., respectively, and these entities were dissolved. All intercompany transactions and accounts have been eliminated in consolidation.

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

At December 31, 2009, $8,464,545 of the Company’s cash was restricted to serve as collateral under a performance bond. This cash will be held in an escrow account for a period not to exceed three years, or May 2011. The contract requiring this collateral ended in 2010. As such, we expect the cash to be released from restriction in 2010.

(g)	Allowance for Trade Accounts and Notes Receivable

The Company extends credit to customers in accordance with normal industry standards and terms. The Company establishes an allowance for doubtful accounts based on known factors surrounding the credit risk of specific customers, historical trends and other information. Changes in the allowance for doubtful accounts are the result of write-offs of uncollectible receivables and provisions for bad debts. Trade accounts receivable balances are not collateralized, and the Company generally does not charge interest on past due receivables. At December 31, 2009 and 2008, trade accounts receivable, net was comprised of the following:

	At December 31,
	2009	2008
U.S. government	$12,471,620	$16,389,174
Commercial and other	24,775,531	20,540,427

	$37,247,151	$36,929,601
Allowance for doubtful accounts	(495,942)	(382,579)

Trade accounts receivable, net	$36,751,209	$36,547,022

At December 31, 2009, no customer other than the U.S. government accounted for 10% or greater of the net trade accounts receivable balance. At December 31, 2008, one commercial customer and the U.S. government accounted for 10% or greater of the net trade accounts receivable balance.

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

At December 31, 2009 and 2008, inventories were comprised of the following:

	At December 31,
	2009	2008
Raw materials	$11,696,878	$16,488,914
Work in progress	3,662,442	3,090,484
Finished goods	8,302,707	7,274,370

	$23,662,027	$26,853,768
Reserve for obsolescence	(1,171,208)	(679,342)

	$22,490,819	$26,174,426

(i)	Fair Value Measurements

In accordance with U.S. GAAP, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. U.S. GAAP describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

Nonfinancial nonrecurring assets and liabilities included in the Company’s consolidated balance sheet include long-lived assets such as property, plant and equipment, intangibles and goodwill, which are measured at fair value to test for and measure an impairment charge, when necessary. These assets fall within Level 3 of the fair value hierarchy, as significant unobservable inputs such as the Company’s projected operating results are used to estimate the fair value of these assets. During 2009, $1,260,790 of goodwill, $828,000 of intangible assets and $150,334 of other long-term assets were written off in connection with discontinued operations to remeasure these nonfinancial assets and liabilities to fair value (Note 9).

(j)	Property, Plant, and Equipment

Property, plant, and equipment acquired in business combinations are stated at acquisition date fair values pursuant to various business combinations as more fully described in Note 3. Purchased property, plant, and equipment are stated at historical cost. Expenditures which materially increase values, change capacities, or extend useful lives are capitalized. Expenditures for maintenance and repairs are expensed when incurred. Depreciation is calculated using straight line and accelerated methods once the assets are placed in service. The Company provides for depreciation over the following estimated useful lives: building and improvements—10 to 30 years; furniture and equipment—3 to 7 years; computer equipment and software—1 to 5 years. Leasehold improvements are amortized over the lesser of the life of the asset or the lease term.

At December 31, 2009 and 2008, property, plant, and equipment consisted of the following:

	At December 31,
	2009	2008
Land	$49,592	$49,592
Buildings and improvements	1,162,916	1,139,516
Furniture and equipment	9,170,976	8,506,945
Computer equipment and software	6,258,711	5,822,327
Leasehold improvements	2,840,684	2,363,501
Assets not yet placed in service	581,321	496,846

	$20,064,200	$18,378,727
Accumulated depreciation	(10,391,619)	(7,528,434)

	$9,672,581	$10,850,293

Depreciation expense was $3,198,985, $2,802,893 and $1,961,996 for the years ended December 31, 2009, 2008, and 2007, respectively.

(k)	Goodwill and Other Intangible Assets

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

Goodwill impairment is determined using a two-step process. The first step of the impairment test is used to identify potential impairment by comparing the fair value of a reporting unit to the book value, including goodwill. If the fair value of a reporting unit exceeds its book value, goodwill of the reporting unit is not considered impaired, and the second step of the impairment test is not required. If the book value of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the reporting unit’s goodwill with the book value of that goodwill. If the book value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The annual impairment testing is performed in the fourth quarter on October 1. Based on consistent revenue growth, reductions in general and administrative costs, improved operating results and increased funded and unfunded backlog, the estimated fair value of our reporting units exceeded the book value of those units in 2007, 2008 and 2009, resulting in no goodwill impairment charge to continuing operations for the years then ended. As discussed more fully in Note 9, the Company wrote off $1,260,790 of goodwill and $828,000 of intangible assets in the Solutions segment in 2009 in conjunction with discontinued operations.

(l)	Impairment of Long-Lived Assets

Long-lived assets held and used by the Company and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of assets may not be recoverable. The Company evaluates recoverability of assets to be held and used by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets calculated using a discounted future cash flow analysis. As discussed more fully in Note 9, the Company wrote off $150,334 of long-lived assets in the Solutions segment in 2009 in conjunction with discontinued operations.

(m)	Revenue Recognition

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

The Company earns contract research and development revenue by performing research and development primarily under contracts entered into with the U.S. government or as subcontractors to other commercial entities that contract with the U.S. government. The Company earns the majority of its service and other revenue from custom development services and project management and technology integration services under contracts entered into with various U.S., state or local government agencies or other commercial entities that contract with these agencies. Most of these contracts are either based on costs incurred plus a fixed fee or are based on a fixed price. The Company recognizes revenue from these contracts using the percentage of completion method. The Company principally uses labor efforts expended and estimated gross profit as a percentage of total estimated costs and contract value or contract milestones to measure the progress of contract completeness. Revisions in cost and contract value estimates during the progress of work have the effect of adjusting earnings in the current period for work that may have been performed in prior periods. When estimates of current costs indicate a loss, provision is made for the total anticipated loss in the current period. Under cost plus fixed fee contracts, the Company may bill and be reimbursed for costs incurred in advance of revenue recognition if the percentage of contract completeness does not coincide with costs incurred. Additionally, certain fixed price contracts provide for billings and/or payments that may not coincide with revenue recognition. To the extent that customer billings or payments are in excess of revenues, the excess is recorded as deferred revenue and contract costs in excess of expected earnings under the contract are deferred. At December 31, 2009 and 2008, the Company had included in deferred revenue $2,685,423 and $7,215,063 of excess billings or customer payments, respectively, related to percentage of completion timing differences. At December 31, 2008, this amount included $4,976,523 in advanced payments received from a customer for a custom platform development project, which was delivered in 2009. Deferred contract costs at December 31, 2009 and 2008 were not material. In certain circumstances, revenue is recognized and costs are accrued under the percentage of completion method under cost plus and fixed fee contracts. Additionally, revenue may be recognized prior to billings on these contracts. Such amounts are recorded as unbilled revenue and are expected to be collected within one year of recognition, and if contract costs incurred are below the earnings that are expected to be realized upon contract completion, they are accrued until the costs are incurred. At December 31, 2009 and 2008, the Company had unbilled revenue of $8,957,090 and $10,996,971, respectively, substantially all of which is expected to be collected within one year. At December 31, 2009, this amount included $1,501,147 of unbilled revenue related to an engineering and integration project, which was billed in January 2010. At December 31, 2008, this amount included $4,889,824 of unbilled revenue related to a custom platform development project, which was delivered in 2009. Accrued contract costs at December 31, 2009 and 2008, were not material. The Company had no material claims outstanding under its research and development contracts at December 31, 2009.

Warranty income under separate agreements is recognized ratably over the life of the warranty. The Company recognizes revenue from services at the time the related services are performed. Deferred revenue includes $1,798,918 and $1,432,184 in the years 2009 and 2008, respectively, of warranty agreements and prepayments on service contracts.

In order to recognize software revenue, the Company is required to allocate revenue to multiple elements in software arrangements based on vendor specific objective evidence of fair value for each element. The Company generally has two elements to its software arrangements: (1) a software license fee and (2) post contract customer maintenance and support. Revenue from software license fees are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collection from the customer is reasonably assured. Revenue from post contract customer maintenance and support is deferred and recognized ratably over the life of the post contract customer maintenance and support agreement. Deferred revenue includes $459,007 and $405,737 at December 31, 2009 and 2008, respectively, of revenue deferred under multiple-element software arrangements for post contract customer support.

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

The Company records equity-classified, share-based payments to employees, including grants of employee stock options, at fair value on the date of grant and expenses the value of these share-based payments in compensation expense over the applicable vesting period. Additionally, the cash inflows resulting from tax deductions in excess of the compensation expense recognized for those stock options (“excess tax benefits”) are classified as financing cash inflows. Due to NOL carryforwards, the Company has recognized no excess tax benefits in 2009, 2008 or 2007.

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

Basic loss per common share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during each reporting period. Diluted loss per common share is calculated by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during each period adjusted for the effect of dilutive potential common shares calculated using the treasury stock method. However, the computation of diluted loss per share shall not assume the conversion or exercise of options that would have an anti-dilutive effect (a decrease in loss per share) on loss per share. For the year ended December 31, 2009, the Company had 34,726,590 weighted average shares outstanding and all of the Company’s potential common shares were anti-dilutive as the Company was in a net loss position. Those potential common shares consisted of 770,256 weighted average shares of stock options and restricted stock units. For the year ended December 31, 2008, the Company had 34,096,488 weighted average shares outstanding and all of the Company’s potential common shares were anti-dilutive as the Company was in a net loss position. Those potential common shares consisted of 600,459 weighted average shares of stock options and restricted stock units. For the year ended December 31, 2007, the Company had 13,425,549 weighted average shares outstanding and all of the Company’s potential common shares were anti-dilutive as the Company was in a net loss position. Those potential common shares consisted of 786,728 weighted average shares of stock options and restricted stock units.

(t)	Pro Forma Net Loss Per Share

Pro forma net loss per share for the year ended December 31, 2007 has been computed using the weighted average number of shares of common stock outstanding. In addition, for purposes of pro forma net loss per share, all shares of convertible redeemable preferred stock, which were converted to common stock upon closing of the IPO, have been treated as though they had been converted to common stock in all periods in which such shares were outstanding. For the year ended December 31, 2007, the Company had 29,150,986 pro forma weighted average common shares outstanding.

(u)	Comprehensive Loss

Comprehensive loss consists of net loss and other comprehensive income. Other comprehensive income for the years ended December 31, 2009, 2008, and 2007, included certain changes in equity that are excluded from net loss. Specifically, cumulative foreign currency translation adjustments are included in accumulated other comprehensive income.

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

As of December 31, 2009 and 2008, the Company had unrecognized tax benefits of $1.4 million. If recognized in future periods, $1.4 million would reduce the Company’s effective income tax rate. No interest or penalties have been accrued. The Company does not expect the unrecognized tax benefits to significantly change within the next 12 months.

The reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2008	$1,353,034
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—

Balance at December 31, 2008	$1,353,034
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—

Balance at December 31, 2009	$1,353,034

At December 31, 2009, the Company’s tax returns open for review by taxing authorities were 2005 to 2008 for federal, state and foreign. The Company has elected to report interest and penalties as a component of income tax expense.

(w)	Reclassifications

The 2007 and 2008 balances in the accompanying consolidated financial statements and notes to consolidated financial statements have been reclassified to conform to the 2009 presentation of restricted cash and discontinued operations (Note 9). Additionally, certain 2008 and 2007 balances in Note 10 to the consolidated financial statements have been reclassified to conform to the 2009 presentation, as the Company began allocating all general and administrative expenses to reportable segments. These reclassifications had no impact on reported net income or earnings per share.

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

In April 2009, the FASB issued guidance related to FASB ASC Topic 825, Financial Instruments, that requires an entity to provide disclosures about fair value of financial instruments in interim financial statements. This guidance was effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this guidance for its quarter ending June 30, 2009. Adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

In May 2009, the FASB issued guidance related to FASB ASC Topic 855, Subsequent Events, which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, the guidance sets forth (a) the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (b) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements, and (c) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. The guidance also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, and was effective for interim and annual periods ending after June 15, 2009. The Company adopted these provisions for its quarter ending June 30, 2009. Adoption did not have a material impact on the Company’s consolidated financial position or results of operations. In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855)—Amendments to Certain Recognition and Disclosure Requirements, which removes the requirement for SEC filers to disclosure the date through which subsequent events have been evaluated.

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force , which addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price should be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither of these types of evidence is available. The residual method of allocation is eliminated by this guidance. Additionally, this guidance expands disclosures related to multiple-deliverable revenue arrangements. These provisions are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company early adopted this guidance on January 1, 2010. Adoption did not have a material impact on the Company’s consolidated financial position or results of operations, as the Company’s processes surrounding multiple-element arrangements conform to the requirements of this guidance.

In October 2009, the FASB issued ASU 2009-14, Software (Topic 985)—Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force, that provides guidance on determining whether tangible products contain software that works together with the nonsoftware components of the tangible product to deliver the tangible product’s essential functionality (and therefore, is excluded from the scope of the software revenue guidance) and also provides guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software. These provisions are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted, as long as the vendor adopts this guidance in the same period using the same transition method used to adopt ASU 2009-13. The Company early adopted this guidance on January 1, 2010. Adoption did not have a material impact on the Company’s consolidated financial position or results of operations, as the Company’s processes surrounding multiple-element arrangements that include software elements conform to the requirements of this guidance.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements, which requires new disclosures related to instruments measured at fair value and the fair value hierarchy. For example, ASU 2010-06 requires companies to disclose transfers in and out of Levels 1 and 2 of the fair value hierarchy and the reasons for those transfers and requires disclosure of details related to activity in Level 3 fair value measurements (e.g. purchases, sales, issuances and settlements) on a gross basis ASU 2010-06 also clarifies the level of disaggregation required in fair value disclosures and that disclosures about the valuation techniques and inputs used to measure fair value of Level 2 and Level 3 measurements are required. These provisions are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010. The Company adopted this guidance effective January 1, 2010, as required, except for the Level 3 rollforward disclosure requirements, which will be adopted effective January 1, 2011, as required. Adoption of this guidance did not and is not expected to have a material impact on the Company’s consolidated financial position or results of operations, as the guidance relates to additional disclosure requirements.

2.	Related Party Transactions

Administrative Services Agreement with Wexford

The Company entered into an Administrative Services Agreement with Wexford under which the Company may request certain legal, accounting, back office, and other services. The Company is obligated to reimburse Wexford for all of its direct and indirect costs allocated to the performance of such services. The Company incurred general and administrative expenses of $117,390, $90,454 and $402,360 in 2009, 2008 and 2007, respectively, pursuant to the agreement. Either party may terminate specific services or cancel the agreement upon written notice to the other party.

Leases

Juergen Stein, CEO and President of Radiation GmbH, a subsidiary of the Company, leased facilities to the Company under a lease agreement dated January 1, 2005. The monthly lease payment was $9,000 in 2009. Rent expense of $108,000, $108,000 and $97,500 was incurred in 2009, 2008 and 2007, respectively. The lease term ends on December 31, 2020, and can be renewed for one year terms thereafter.

Strange Family Holdings, LLP, leases facilities to the Company under a lease agreement dated June 15, 2005. The monthly lease payment was $5,691 throughout most of 2009 and increased to $5,862 in November 2009. Rent expense of $68,634, $67,342 and $64,858 was incurred in 2009, 2008 and 2007, respectively. Effective September 1, 2009, the lease was renewed with similar terms for a one-year period ending on September 15, 2010, and can be renewed for five additional one-year terms thereafter. Certain family members of the Strange family hold senior management positions in the Company’s subsidiary, New Heights, Inc. (d/b/a ICx Tactical Platforms).

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

3.	Business Combinations and Related Intangibles

Acquisition in 2008

On May 31, 2008, the Company acquired the assets of S3I for $3,500,000 in cash and $2,337,572 million in assumed liabilities in a business combination accounted for as a purchase. S3I is a developer of biological sensors. S3I’s sensors have been integrated into and are used with the Company’s other biological-detection products, thereby complementing the Company’s existing products. Acquired intangibles primarily resulted from S3I’s core technology while goodwill resulted from the excess of the purchase price over S3I’s net assets at the date of acquisition. S3I is included in the Detection business segment.

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

The purchase agreement with S3I contains contingent consideration provisions based on earnings and future revenues in an amount not to exceed $24.7 million. Any contingent consideration paid under the agreement based on earnings will be recorded as an additional cost of the acquisition and therefore will increase goodwill associated with the acquisition. Any contingent consideration paid under the agreement to provide compensation for services, use of property or profit sharing will be recorded as an expense when incurred. For the years ended December 31, 2009 and 2008, goodwill was increased by $161,955 and $2,013,045, respectively, related to these provisions. In 2009, $1,275,000 of this contingent consideration was paid to the seller. The remaining $900,000 is payable on or before April 30, 2010. Additionally, in accordance with the terms of the purchase agreement, the Company held back $525,000 of the purchase price at the date of acquisition. This amount was paid to the seller in 2009.

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

As discussed more fully in Note 9, in 2009, the Company’s board of directors adopted a plan of sale and put the assets of PureTech up for sale.

Effect of Acquisitions prior to 2007

In June 2008, the Company paid $1,649,191 of holdback funds related to the Company’s 2006 acquisition of GHC Technologies, Inc. (“GHC”). Such funds included cash and 189,797 shares of common stock. Additionally, the Company issued a $250,000 note payable upon acquisition of Security 2000, Inc. (“S2K”) in 2006, as partial consideration for the acquisition. The note bore interest at an annual rate of 8% and was paid in 2007. The Company paid an additional $250,000 of contingent consideration related to the S2K acquisition in 2009. This amount was recorded as an additional cost of the acquisition and therefore, increased goodwill associated with the acquisition. In July 2008, the Company paid $1,844,468 related to certain 2005 business combinations resulting from earnout agreements.

Intangible Assets

Amortizable intangible assets at December 31 consisted of the following:

	2009			2008
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Core technology	$30,430,564	$(21,633,129)	$8,797,435	$30,018,069	$(17,148,426)	$12,869,643
Customer relationships	27,567,463	(26,468,331)	1,099,132	27,387,176	(22,267,309)	5,119,867
Firm contracts	3,127,058	(3,127,058)	—	3,049,018	(3,030,446)	18,572
Non-compete	238,940	(233,940)	5,000	238,940	(228,940)	10,000

	$61,364,025	$(51,462,458)	$9,901,567	$60,693,203	$(42,675,121)	$18,018,082

Amortization expense on intangible assets for the years ended December 31, 2009, 2008 and 2007, was $8,121,352, $10,763,458 and $11,873,701, respectively.

Amortization expense on intangible assets for the years ended December 31, 2010, 2011, 2012, 2013 and 2014 is estimated to be $4,300,799, $2,897,754, $873,256, $586,250 and $586,250, respectively.

The carrying value of intangible assets held for sale at December 31, 2009, 2008 and 2007 was $0, $1,035,000 and $1,513,500, respectively. Loss on discontinued operations included amortization expense of $207,000, $478,500 and $136,500 in 2009, 2008 and 2007, respectively, and an impairment loss of $828,000 in 2009. See Note 9 for discussion regarding discontinued operations.

Goodwill

The changes in goodwill by segment as of December 31, 2009 and 2008 are as follows:

	Detection	Surveillance	Solutions	Total
Balance as of December 31, 2007	$46,154,294	$12,736,716	$5,959,264	$64,850,274
Goodwill of acquired businesses	3,123,405	—	—	3,123,405
Additional purchase price for 2008 acquisition	2,038,575	—	—	2,038,575
Impact of foreign exchange	—	—	(454,814)	(454,814)

Balance as of December 31, 2008	$51,316,274	$12,736,716	$5,504,450	$69,557,440
Additional purchase price for 2006 acquisition	—	—	250,000	250,000
Additional purchase price for 2008 acquisition	161,955	—	—	161,955
Impact of foreign exchange	—	—	305,095	305,095

Balance as of December 31, 2009	$51,478,229	$12,736,716	$6,059,545	$70,274,490

Pursuant to the Company’s policies for assessing impairment of goodwill and long-lived assets, $1,260,790 of goodwill was written off in the third quarter of 2009 related to a reporting unit that is included in discontinued operations. See Note 9 for discussion regarding discontinued operations.

4.	Commitments and Contingencies

Leases

ICx and its subsidiaries are lessees of office space, transportation and other equipment under operating lease agreements that expire at various dates through the year 2023. Two of these leases are with related parties as described in Note 2.

Some of the operating leases include options that allow the lease term to be extended beyond the initial base period, subject to terms agreed upon at lease inception; some also include early termination options, which can be exercised upon specific conditions. For operating leases that contain predetermined fixed escalations of the minimum rentals, the Company recognizes the related rental expense on a straight-line basis and records the difference between the recognized rental expense and amounts payable under the leases as deferred lease credits, the impact of which is not material to the consolidated financial statements. Total lease expense incurred in connection with these operating leases was approximately $5,689,000, $4,920,000 and $4,508,000, after a reduction for sublease income of $189,000, $263,000 and $211,000, for the years ended December 31, 2009, 2008, and 2007, respectively.

At December 31, 2009, the future minimum lease payments under noncancelable operating leases that have initial or remaining lease terms in excess of one year are as follows:

Year ended December 31,	Operating leases
2010	$4,893,336
2011	3,357,712
2012	1,923,413
2013	1,563,216
2014	1,186,169
Thereafter	5,920,687

$18,844,533

Other

The Company is routinely involved in various legal matters arising from the normal course of business. Management believes that losses, if any, arising from such actions will not have a material adverse effect on the financial position or results of operations of the Company.

5.	Income Taxes

Components of loss before income taxes are as follows:

	For the years ended December 31,
	2009	2008	2007
United States	$(9,122,584)	$(23,387,989)	$(35,286,329)
Foreign	2,536,246	(1,178,367)	(1,046,997)

	$(6,586,338)	$(24,566,356)	$(36,333,326)

Components of income tax expense (benefit) are as follows:

	For the years ended December 31,
	2009	2008	2007
Federal	$—	$(20,234)	$112,063
State	373,747	81,427	275,950
Foreign	1,493,503	347,602	512,019

Current income tax expense (benefit)	$1,867,250	$408,795	$900,032

Federal	$99,287	$238,563	$—
State	(22,311)	(65,675)	—
Foreign	(817,725)	(597,018)	(2,008,086)

Deferred income tax expense (benefit)	$(740,749)	$(424,130)	$(2,008,086)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carryforwards. The tax effects of the Company’s temporary differences and carryforwards are as follows:

	At December 31,
	2009	2008
Deferred tax assets:
Reserves	$772,406	$682,495
Accrued expenses	139,395	59,870
Accrued compensation	736,693	602,976
Stock compensation	2,886,200	2,841,182
Investment in partnership/basis differences	34,169	20,061
Research and development expense	293,623	246,818
Credit carryforwards	699,290	477,163
Charitable contributions	55,139	51,547
Net operating losses	39,632,716	40,302,163
Fixed assets and other	59,873	74,965
Deferred revenue	157,199	192,981

Total deferred tax assets	$45,466,703	$45,552,221
Valuation allowance	(41,434,565)	(39,879,635)

Deferred tax assets, net	$4,032,138	$5,672,586

Deferred tax liabilities:
Fixed assets and other	$(62,249)	$(165,030)
Unbilled receivables	(605,766)	(203,274)
Intangibles	(3,482,292)	(6,231,947)

Total deferred tax liabilities	(4,150,307)	$(6,600,251)

	$(118,169)	$(927,665)

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

At December 31, 2009, 2008 and 2007, the Company’s federal and state net operating loss (“NOL”) carryforwards for income tax purposes were approximately $107.0 million, $105.0 million and $89.6 million, respectively. The amount of the federal NOL carryforward related to stock-based compensation expense is not recognized until the stock-based compensation tax deductions reduce income taxes payable. Accordingly, the 2009, 2008 and 2007 NOL’s reported in the gross deferred tax asset do not include the excess tax deductions related to stock based compensation of $0.8 million, $0.8 million and $0.8 million, respectively. When income taxes payable is reduced for the excess stock-based compensation expense the amounts will subsequently be allocated to additional paid-in capital. Federal net operating losses will begin to expire in 2017. Federal, foreign, and state tax credit carryforwards for 2009, 2008 and 2007 were $0.7 million, $0.5 million and $0.8 million, respectively. Federal tax credits will begin to expire in 2020.

The timing and manner in which the Company will utilize the U.S. net operating loss carryforwards and research and development tax credit carryforwards in any year, or in total, may be limited by provisions of the Internal Revenue Code regarding changes in ownership of the Company.

The reconciliation of the income tax provision computed at the federal statutory rate to the Company’s effective tax rate is as follows:

	For the years ended December 31,
	2009	2008	2007
Federal statutory rate	35.00%	35.00%	35.00%
State taxes, net of federal tax benefit	(2.13)	(0.10)	(0.50)
Meals and entertainment and other	(4.98)	(1.21)	(0.80)
Foreign source income and rate differential	4.86	1.74	1.00
Research and development tax credits	0.00	(0.44)	3.28
Valuation allowance	(34.90)	(30.48)	(33.58)
Stock compensation	(8.77)	(3.63)	(2.15)
Return to provision	(6.18)	(0.82)	0.80

Effective income tax rate	(17.10)%	0.06%	3.05%

6.	Lines of Credit and Long-term Debt

Lines of Credit

One of the Company’s subsidiaries has an operating line of credit with a bank in which borrowing is generally collateralized by and based on a percentage of certain eligible accounts receivable, inventory, and property and equipment. Interest is based on prime, but the agreement contains an interest rate floor of 5.50%. Maximum borrowings under the line are $2.5 million. The line matures on April 26, 2011. At December 31, 2009 and 2008, no amounts were outstanding under the line of credit.

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

Prior to their conversion into common stock upon completion of the IPO, Series A shares were redeemable at the option of the majority of the holders on or after April 22, 2010, if the Company did not consummate a qualifying underwritten public offering or a reorganization event by that date. The redemption distribution amount would have been equal to an amount that would provide for a 6% compounded annual return from the date of issuance of the shares. Because the redemption feature was outside the control of the Company, the Series A was excluded from stockholders’ (deficit) equity in the accompanying balance sheets. The Company adjusted additional paid-in capital for periodic accretion of the change in redemption value from initial carrying value through the IPO date.

Treasury Stock

As part of the Company’s stock plans, the Company offers employees the opportunity to make required tax payments with cash or through a net share settlement. For employees choosing net share settlement, the Company makes required tax payments on behalf of employees as their stock awards vest and then withhold a number of vested shares having a value on the date of vesting equal to the tax obligation. The shares withheld were recorded as treasury shares. During the year ended December 31, 2009, the Company repurchased 122,999 shares in settlement of employees’ tax obligations for a total of $600,831 or an average of $4.88 per share. During the year ended December 31, 2008, the Company repurchased 161,042 shares in settlement of employees’ tax obligations for a total of $1,093,387 or an average of $6.79 per share. The Company accounts for treasury stock using the cost method.

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

2007 Equity Incentive Plan

The Board of Directors and stockholders adopted the 2007 Equity Incentive Plan, which became effective November 7, 2007, the effective date of the Company’s IPO. The 2007 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code (the “Code”), to Company

employees and Company parent and subsidiary corporations’ employees, and for the grant of non-statutory stock options, restricted stock (“RS”), restricted stock units (“RSUs”), stock appreciation rights, performance units and performance shares to Company employees, directors and consultants and Company parent and subsidiary corporations’ employees and consultants.

The Company’s policy is to issue shares of remaining authorized common stock to satisfy option exercises and restricted stock and restricted stock unit grants under the 2007 Equity Incentive Plan. A total of 8,000,000 shares of Company common stock is reserved for issuance pursuant to the 2007 Plan plus (a) any shares that have been reserved but not issued under the 2005 Stock Plan as of November 7, 2007, and (b) any shares that otherwise would have been returned to the 2005 Stock Plan on or after November 7, 2007, as a result of termination of options or the repurchase of shares issued under the 2005 Stock Plan. As of December 31, 2009, we had options to purchase a total of 2,449,859 shares outstanding, of which 1,836,940 were exercisable. In addition, as of December 31, 2009, we had a total of 490,512 shares of unvested restricted stock awards and restricted stock units, and warrants to purchase 127,250 shares of our common stock outstanding. At December 31, 2009, we had an additional 33,297,635 shares available for share-based awards under our stock based compensation plans.

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

During the year ended December 31, 2009, the Company granted 236,494 shares of restricted stock and restricted stock units (“RSUs”) pursuant to the 2007 Equity Incentive Plan and 85,640 shares were forfeited. The Company recorded stock-based compensation expense of $2,868,223, $4,131,386 and $2,936,199 during the years ended December 31, 2009, 2008 and 2007, respectively, in connection with the restricted stock and RSU grants. Prior to November 7, 2007, the Company accounted for the fair value of the restricted stock and RSUs using estimates of the fair value of an underlying share of common stock at the time of the grants as there was no market for the Company’s common stock. Our common stock valuations used the probability weighted expected return method. Grants of restricted stock and RSUs after November 7, 2007, are valued using the closing market price of our common stock on the date of grant. The shares vest based on varying service conditions. Upon completion of the IPO, 75,718 shares became immediately vested.

The following table summarizes activity for nonvested RS and RSUs granted under the 2007 Equity Incentive Plan and the 2005 Stock Plan for the years ended December 31, 2008 and 2009:

	Restricted Stock Units	Weighted Average Fair Value
Nonvested RS and RSUs outstanding at January 1, 2008	591,459	$12.04
RS and RSUs granted	617,302	6.86
RS and RSUs vested	(429,241)	9.86
RS and RSUs forfeited	(69,050)	8.94

Nonvested RS and RSUs outstanding at December 31, 2008	710,470	9.17
RS and RSUs granted	236,494	4.16
RS and RSUs vested	(370,812)	9.06
RS and RSUs forfeited	(85,640)	10.42

Nonvested RS and RSUs outstanding at December 31, 2009	490,512	$6.64

The aggregate intrinsic value of outstanding restricted stock and RSUs at December 31, 2009 was $4,669,674. Also at December 31, 2009, total compensation cost related to nonvested restricted stock and RSU awards that had not yet been recognized totaled $1,939,986. The weighted average period over which this amount will be recognized is estimated to be 2.2 years.

On August 11, 2009, the Company issued an offer to exchange options to purchase up to an aggregate of 2,201,849 shares of the Company’s common stock, whether vested or unvested, with an exercise price per share equal to the greater of $5.00 or the closing price of the Company’s common stock on the date on which the New Options were granted, which was September 8, 2009. Pursuant to the exchange offer, 1,684,138 eligible stock options, including warrants to purchase 375,000 shares of common stock, were tendered and 716,403 new stock options, including warrants to purchase 127,250 shares of common stock, were granted with an exercise price of $5.36, the closing price of the Company’s common stock on the date of grant. The incremental compensation cost associated with this exchange did not have a material impact on the Company’s financial position or results of operations.

Stock-based compensation expense pertaining to stock options totaled $850,098, $1,610,072 and $3,120,430 for the years ended December 31, 2009, 2008 and 2007, respectively. Cash received from the exercise of stock options totaled $132,602, $252,382 and $418,408 for the years ended December 31, 2009, 2008 and 2007, respectively.

Existing stock options in nine of our acquired companies were assumed by the Company and were included in the 2005 Stock Plan. Vesting schedules in these companies ranged from zero to five years. Stock options issued by the Company have vesting schedules ranging from four to five years.

The Company granted 1,299,436 options in 2009, 102,369 options in 2008 and did not grant any options in 2007. The fair value of options granted in 2009 and 2008 was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year ended December 31, 2009	Year ended December 31, 2008
Grant date fair value	$4.09 – $5.05	$3.13
Risk-free interest rate	2.01% – 2.26%	3.72%
Dividend yield	—%	—%
Expected life (years)	5.15 – 6.50	5.0 – 6.25
Expected volatility	47.0% – 47.3%	41.5% – 42.7%

For options granted in the September 2009 option exchange, the fair value of options was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

Grant date fair value	$0.33 – $1.81
Risk-free interest rate	0.10 – 1.49%
Dividend yield	—%
Expected life (years)	0.12 – 2.69
Expected volatility	44.6% – 70.2%

No dividend yield assumption was included because the Company does not plan to pay dividends. The expected life of options granted in 2009 and 2008 was calculated based on the “simplified” method for “plain vanilla” options contained in SEC Staff Accounting Bulletin No. 107, Valuation of Share-Based Payment Arrangements for Public Companies, due to the Company’s limited historical trading and exercise information. The “simplified method” calculates the expected term as the average of the vesting term and the original contractual term of the options. As the Company’s common stock has not been publicly traded for a period equal to the expected term of the options and had no market in 2006, expected volatility was calculated using the median historical annualized daily volatilities of similar publicly traded entities. These assumptions are used in calculating the fair value of shares vested and the intrinsic value of exercised options as shown below.

	For the year ended December 31,
	2009	2008	2007
Fair value of shares vested	$4,286,540	$5,965,637	$29,171,717
Aggregate intrinsic value of exercised shares	499,671	938,120	838,172

Stock option activity for options issued under the 2007 Equity Incentive Plan and 2005 Stock Plan was as follows as of December 31, 2009 and 2008, and for the years then ended:

	Shares Subject to Options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (in yrs.)
Options outstanding at January 1, 2008	3,098,641	$9.22	$4.60
Options granted	102,369	9.12	3.13
Options exercised	(156,823)	1.49	8.60
Options terminated, cancelled or expired	(253,660)	10.50	3.69

Options outstanding at December 31, 2008	2,790,527	$9.56	$4.38	6.16
Options granted	1,299,436	5.16	1.03
Options exercised	(70,965)	1.75	8.36
Options terminated, cancelled or expired	(1,678,339)	11.70	0.93

Options outstanding at December 31, 2009	2,340,659	$5.84	$4.87	6.16

Options exercisable at December 31, 2009	1,727,740	$6.10	$3.50	5.05

Options exercisable at December 31, 2008	2,577,527	$9.60	$4.41	6.07

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

A summary of the board-discretionary stock option activity as of December 31, 2008 and 2009, and changes during the years then ended is presented below:

	Shares Subject to Options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (in yrs.)
Options outstanding at January 1, 2008	173,525	0.64	9.42
Options exercised	(13,925)	1.32	9.42

Options outstanding at December 31, 2008	159,600	$0.16	$9.42	6.52
Options exercised	(50,400)	0.16	9.42

Options outstanding at December 31, 2009	109,200	$0.16	$9.42	5.53

Options exercisable at December 31, 2009	109,200	$0.16	$9.42	5.53

Options exercisable at December 31, 2008	159,600	$0.16	$9.42	6.52

The following table summarizes information about stock options outstanding as of December 31, 2009:

	Options Outstanding			Options Exercisable
Exercise price range	Number of options	Weighted Average Exercise Price	Wtd. Avg. Remaining contractual term (in yrs.)	Number of options	Weighted Average Exercise Price
$0.16 – $2.00	312,164	$1.19	4.04	312,164	$1.19
$2.52 – $4.09	215,572	3.22	4.75	209,072	3.19
$5.00 – $5.44	1,276,551	5.17	7.35	692,294	5.31
$6.14 – $9.04	141,418	6.71	2.36	120,704	6.58
$10.00 – $15.00	504,154	10.05	5.94	502,706	10.05

	2,449,859	$5.58	6.13	1,836,940	$5.75

The aggregate intrinsic value of outstanding options at December 31, 2009 and 2008 was $9,934,508 and $4,520,236, respectively. Also at December 31, 2009, total compensation cost related to nonvested awards that had not yet been recognized totaled $851,444. The weighted average period over which this amount will be recognized is estimated to be 3.4 years.

9.	Discontinued Operations

In the third quarter of 2009, the Company’s Board of Directors adopted a plan of sale and put the assets of PureTech Systems, Inc. (PureTech), a unit in the Solutions segment, up for sale, as the business model of this unit no longer aligned with the strategic plans of the Company. In conjunction with this plan, the Company recognized a loss on discontinued operations of $2,940,803 in 2009. This loss included a goodwill impairment charge of $1,260,790, a $828,000 impairment charge to write down PureTech’s intangible assets, and a $150,334 impairment charge to write down PureTech’s non-current assets. Prior year financial statements for 2008 and 2007 have been restated to present the operations of PureTech as discontinued operations.

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

The units’ sales and pretax losses, reported in discontinued operations, for each of the three years ended December 31, 2009, are shown below. In 2009, 2008 and 2007, the Company realized a loss on discontinued operations of $2,940,803, $1,486,582 and $1,507,695, respectively, related to the sale of these companies. In 2008, the Company realized a loss on sale of discontinued operations of $902,885 related to the settlement of escrow accounts and contingent purchase consideration. The income tax expense (benefit) for discontinued operations was $0, $850 and ($5,543) in 2009, 2008 and 2007, respectively. In 2007, the Company recorded a gain on sale of discontinued operations of $4,581,423, net of taxes, related to the sale of these companies.

In 2007, the Company recorded a gain on sale of discontinued operations of $2,239,638 associated with the sale of substantially all of the assets of a non-strategic operation owned by Nomadics, Inc., that was acquired in 2005 and sold in 2006.

Revenues and net loss before income taxes reported in discontinued operations were are follows:

	For the years ended December 31,
	2009	2008	2007
Sales
Nuvonyx, Inc.	$—	$—	$2,475,378
Harbinger Technologies	—	—	686,228
PureTech	1,994,027	1,545,142	654,463

	$1,994,027	$1,545,142	$3,816,069

Net loss before income taxes
Nuvonyx, Inc.	$—	$—	$(399,517)
Harbinger Technologies	—	—	(902,027)
PureTech	(2,940,803)	(1,485,732)	(211,694)

	$(2,940,803)	$(1,485,732)	$(1,513,238)

Net loss per share	$(0.08)	$(0.04)	$(0.11)

The assets and liabilities of the discontinued operations of PureTech are presented separately in the consolidated balance sheets under the captions “Current assets of discontinued operations”, “Noncurrent assets of discontinued operations”, and “Current liabilities of discontinued operations” and consist of the following:

	December 31, 2009	December 31, 2008
Assets of discontinued operations:
Accounts receivable, net	$1,016,692	$553,981
Inventories	25,805	55,206
Property, plant and equipment, net	26,845	63,653
Intangibles, net	—	1,035,000
Goodwill	—	1,260,790
Other assets	348,294	408,761

Total assets	$1,417,636	$3,377,391

Liabilities of discontinued operations:
Accounts payable	$3,211	$7,017
Deferred revenue	824,743	191,019

Total liabilities	$827,954	$198,036

In connection with the sale of discontinued operations in 2006, the Company received warrants to purchase 125,000 shares of the purchaser’s Series G Preferred Stock at $5.40 per share. At the time of the sale, management assigned a fair value of zero due to lack of marketability, primarily due to the purchaser’s status as a privately-held company and uncertainty as to the successful completion of the purchaser’s IPO. During 2007, the purchaser’s stock began trading following a public offering and the warrants converted to common stock on a one-for-one basis. The Company exercised the warrants, in a net share settlement, received 91,756 shares of the purchaser’s common stock, and recognized a gain on discontinued operations of $1,339,638 upon receipt of the underlying shares. At December 31, 2007, the investment was carried in the consolidated balance sheet at $1,157,410, and was included in other current assets. Since the purchaser’s market price decreased from the date of exercise of the warrants to year end, the Company recognized a loss of $182,227, included in other income (expense) in the accompanying 2007 consolidated statement of operations. This investment was sold in July 2008 and the resulting gain of $175,944 is recorded in other income (expense) in the 2008 consolidated statement of operations.

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

Due to a change in internal reporting structure and the economics of the business of one subsidiary during 2008, the Company determined one subsidiary should be removed from the Surveillance segment and included in the Detection segment. Additionally, due to changes in the Company’s internal structure, additional general and administrative and sales and marketing expenses have been allocated to the Company’s reportable segments. Segment information disclosed below for the years ended December 31, 2008 and 2007 has been reclassified to conform to the 2009 presentation.

The following is a summary of information for the Company’s reportable segments:

	For the year ended December 31, 2009
	Detection	Surveillance	Solutions	Segments Combined
Total revenues	$102,813,058	$46,946,579	$34,785,656	$184,545,293
Intersegment revenues	—	(119,096)	(998,600)	(1,117,696)

Revenues from external customers	102,813,058	46,827,483	33,787,056	183,427,597
Segment operating income (loss)	(3,527,225)	(4,035,084)	743,483	(6,818,826)
Depreciation and amortization	7,839,761	2,272,312	471,301	10,583,374
Segment total assets	$105,712,857	$37,555,241	$23,552,341	$166,820,439
Segment property, plant and equipment additions	$1,844,052	$19,983	$33,698	$1,897,733

	For the year ended December 31, 2008
	Detection	Surveillance	Solutions	Segments Combined
Revenues from external customers	$91,133,551	$51,049,801	$28,010,609	$170,193,961
Segment operating losses	(11,159,297)	(7,369,470)	(6,209,691)	(24,738,458)
Depreciation and amortization	7,845,894	2,999,886	1,573,029	12,418,809
Segment total assets	$106,180,659	$52,108,392	$22,192,250	$180,481,301
Segment property, plant and equipment additions	$2,083,901	$942,153	$207,818	$3,233,872

	For the year ended December 31, 2007
	Detection	Surveillance	Solutions	Segments Combined
Revenues from external customers	$79,035,724	$38,441,821	$18,029,606	$135,507,151
Segment operating losses	(15,164,916)	(10,884,281)	(9,865,032)	(35,914,229)
Depreciation and amortization	8,007,513	3,515,019	1,945,394	13,467,926
Segment property, plant and equipment additions	$2,535,631	$521,527	$177,220	$3,234,378

Following is a reconciliation of the Company’s operating losses from reportable segments to the total Company loss before income taxes:

	For the year ended December 31,
	2009	2008	2007
Operating losses from reportable segments	$(6,818,826)	$(24,738,458)	$(35,914,229)
Unallocated depreciation and amortization expense	(736,963)	(669,042)	(231,272)
Interest income	160,980	998,924	833,067
Interest expense	(103,396)	(65,710)	(639,360)
Other non-operating gains (losses), net	911,867	(92,070)	(381,532)

Loss before income taxes	$(6,586,338)	$(24,566,356)	$(36,333,326)

Following is a reconciliation of the total assets from the Company’s reportable segments to the total assets of the Company:

	As of December 31,
	2009	2008
Total assets from reportable segments	$166,820,439	$180,481,301
Cash and cash equivalents	26,105,559	31,640,943
Prepaid expenses and other assets	3,733,537	3,778,882
Deferred income taxes	346,721	19,935
Current and noncurrent assets of discontinued operations (Note 9)	1,417,636	3,377,391

Total assets	$198,423,892	$219,298,452

	For the year ended December 31,
	2009	2008	2007
Total property, plant and equipment additions from reportable segments	$1,897,733	$3,233,872	$3,234,378
Unallocated property, plant and equipment additions	42,369	1,067,589	1,920,396
Property, plant and equipment additions related to discontinued operations (Note 9)	—	—	—

	$1,940,102	$4,301,461	$5,154,774

Following is a summary of the Company’s revenue attributable to the geographic locations in which the Company operates, based on the physical location of our subsidiaries:

	For the years ended December 31,
	2009	2008	2007
United States	$165,851,388	$152,460,509	$117,118,298
Canada	12,672,055	10,588,900	13,497,402
Europe	4,904,154	7,144,552	4,891,451

Total revenue	$183,427,597	$170,193,961	$135,507,151

Following is a summary of the Company’s tangible long-lived assets attributable to the geographic locations in which the Company operates:

	For the years ended December 31,
	2009	2008
United States	$11,609,116	$11,777,772
Canada	1,181,786	688,961
Europe	552,695	727,354

Total tangible long-lived assets	$13,343,597	$13,194,087

Following is a summary of revenue from customers by geographic locations:

	For the years ended December 31,
	2009	2008	2007
United States	$159,130,614	$147,896,524	$118,536,758
Europe	5,864,240	8,321,904	3,218,426
Asia	4,490,729	3,783,360	4,228,749
Canada	9,163,667	5,220,625	4,959,548
Middle East	4,386,303	4,764,686	4,062,112
Other	392,044	206,862	501,558

Total revenue	$183,427,597	$170,193,961	$135,507,151

In 2009, 2008 and 2007, the Company earned 56%, 40% and 37%, respectively, of its total revenue from product, contracts and other service sales to the U.S. government. Such revenue was earned across all the Company’s reportable segments.

No one non-U.S. government customer accounted for more than 10% of the Company’s total revenue in 2009, 2008 or 2007.

11.	Employee Benefit Plans

The Company sponsors a 401(k) retirement plan (“Plan”) to provide retirement and incidental benefits for its employees. Employees may contribute a percentage of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. Prior to April 1, 2009, the Company matched employee contributions dollar for dollar up to a maximum of 3% per year per employee. Persons employed prior to December 31, 2006 are 100% vested in matching contributions. Persons employed after December 31, 2006 vest evenly over a 4 year vesting period at 25% per year. In addition, the Plan provides for discretionary contributions as determined by the Board of Directors. Such contributions to the Plan are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants. Effective April 1, 2009, the Company suspended matching contributions to the Plan. In March 2010, the Company’s Board of Directors approved the reinstatement of company matching contributions of $0.33 for each $1.00 contributed, on up to 3% of the employee’s compensation, effective April 1, 2010.

Company matching contributions to the Plan totaled $348,910, $1,373,333 and $1,107,767 for the years ended December 31, 2009, 2008 and 2007, respectively. The Company did not make any discretionary contributions in 2009, 2008 or 2007.

12.	Statements of Cash Flows

Supplemental cash flow and non-cash investing and financing information includes the following:

	At December 31,
	2009	2008	2007
Business combination consideration included in accrued expenses	900,000	1,006,523	—
Business combination consideration included in other liabilities	—	1,006,522	—
Escrow funds from business combinations included in accrued expenses and other current liabilities	—	525,000	1,844,468
Cash paid for interest	46,386	88,850	619,859
Cash paid for income taxes	799,631	796,954	—

13.	Selected Quarterly Financial Data (Unaudited)

A summary of the quarterly operating results during 2009 and 2008 follows:

For the Year Ended December 31, 2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$47,390,969	$44,987,572	$42,820,461	$48,228,595
Gross profit	16,782,825	17,250,435	17,569,751	18,877,795
Loss from continuing operations	(3,321,567)	(1,183,816)	(1,328,950)	(1,878,506)
Net loss	(3,475,076)	(1,270,790)	(3,856,727)	(2,051,049)
Loss from continuing operations per share	$(0.10)	$(0.03)	$(0.04)	$(0.05)

Net loss per common share:
Basic and diluted	$(0.10)	$(0.04)	$(0.11)	$(0.06)

For the Year Ended December 31, 2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$35,825,848	$37,338,919	$44,337,850	$52,691,344
Gross profit	15,605,432	17,132,263	19,753,878	17,913,317
Loss from continuing operations	(10,870,582)	(8,356,678)	(3,511,100)	(1,812,661)
Net loss	(12,137,518)	(8,957,483)	(3,816,820)	(2,028,667)
Loss from continuing operations per share	$(0.32)	$(0.25)	$(0.11)	$(0.06)

Net loss per common share:
Basic and diluted	$(0.36)	$(0.26)	$(0.11)	$(0.06)

Quarterly net loss differs from loss from continuing operations due to losses recognized on discontinued operations. As discussed more fully in Note 9, in the third quarter of 2009, the Company’s Board of Directors adopted a plan of sale and put the assets of PureTech Systems, Inc. (PureTech) up for sale, as the business model of this unit no longer aligned with the strategic plans of the Company. In conjunction with this plan, the Company recognized a loss on discontinued operations of $2,940,803 in 2009, with $2,527,777 of this loss being recognized in the third quarter. This loss included a goodwill impairment charge of $1,260,790, a $828,000 impairment charge to write down PureTech’s intangible assets, and a $150,334 impairment charge to write down PureTech’s non-current assets.