Form 10-Q
period 2010-03-31
ICX TECHNOLOGIES INC
filed 2010-05-17
CIK 1334303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of April 30, 2010, the registrant had 34,892,523 shares of Common Stock outstanding.

ICx TECHNOLOGIES, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2010

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ICx TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	Unaudited March 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$28,122,821	$22,270,262
Restricted cash	8,472,890	8,464,545
Trade accounts receivable, net	28,151,114	36,751,209
Unbilled revenue	10,789,028	8,957,090
Inventories	23,764,332	22,490,819
Deferred income taxes	353,942	346,721
Prepaid expenses and other current assets	3,396,169	4,205,956
Current assets of discontinued operations	1,174,817	1,051,997

Total current assets	104,225,113	104,538,599
Property, plant and equipment, net	9,195,402	9,672,581
Intangible assets, net	8,703,147	9,901,567
Goodwill	70,338,494	70,274,490
Other assets	3,787,903	3,671,016
Noncurrent assets of discontinued operations	238,036	365,639

Total assets	$196,488,095	$198,423,892

Liabilities and Stockholders’ Equity
Current liabilities:

Current portion of long-term debt	$64,046	$63,233
Accounts payable	6,041,320	6,609,983
Accrued payroll expenses	5,965,321	8,469,733
Accrued expenses and other current liabilities	7,106,437	6,106,986
Deferred revenue	5,739,571	4,943,348
Current liabilities of discontinued operations	294,203	827,954

Total current liabilities	25,210,898	27,021,237
Long-term debt	101,626	117,935
Deferred income taxes	438,034	464,890
Other liabilities	354,183	383,318

Total liabilities	26,104,741	27,987,380

Commitments and Contingencies

Series A Convertible Redeemable Preferred Stock, par value $.001 per share—authorized 15,000,000 in 2010 and 2009; issued and outstanding 0 shares in 2010 and 2009; liquidation preference $0 at March 31, 2010 and December 2009, respectively	—	—

Stockholders’ Equity:
Common stock, par value $.001 per share, authorized 250,000,000 shares at March 31, 2010 and December 31, 2009, respectively; issued 35,302,281 and 34,915,021 shares at March 31, 2010 and December 31, 2009, respectively; outstanding 34,886,484 and 34,551,357 shares at March 31, 2010 and December 31, 2009, respectively	35,303	34,915
Additional paid-in capital	387,140,716	385,552,404
Treasury stock, at cost; 415,797 and 363,664 shares at March 31, 2010 and December 31, 2009, respectively	(3,192,571)	(2,815,743)
Accumulated deficit	(216,124,346)	(215,131,852)
Accumulated other comprehensive income	2,524,252	2,796,788

Total stockholders’ equity	170,383,354	170,436,512

Total liabilities and stockholders’ equity	$196,488,095	$198,423,892

The accompanying notes are an integral part of these consolidated financial statements.

ICx TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

	Unaudited
	Three Months Ended March 31,
	2010	2009
Revenues:
Product revenues	$21,714,653	$16,321,025
Contract research and development revenues	12,161,384	11,282,255
Service and other revenues	6,693,789	19,787,689

Total revenues	40,569,826	47,390,969

Cost of revenues:
Cost of product revenues	8,365,715	8,099,636
Cost of contract research and development revenues	8,952,102	8,314,119
Cost of service and other revenues	4,820,975	14,194,389

Total cost of revenue	22,138,792	30,608,144

Gross profit	18,431,034	16,782,825

Operating expenses:
General and administrative	7,040,342	7,189,219
Sales and marketing	6,308,630	6,354,179
Research and development	3,759,968	3,515,737
Depreciation and amortization	1,952,425	3,023,045

Total operating expenses	19,061,365	20,082,180

Operating loss	(630,331)	(3,299,355)

Other income (expense):
Interest income	11,775	51,853
Interest expense	(27,434)	(17,279)
Other, net	247,207	56,495

Total other income	231,548	91,069

Loss before income taxes	(398,783)	(3,208,286)
Income tax expense	280,251	113,289

Loss from continuing operations	$(679,034)	$(3,321,575)
Loss on discontinued operations, net of tax	(313,460)	(153,501)

Net loss	$(992,494)	$(3,475,076)

Other comprehensive income
Foreign currency translation adjustment, net of tax	(272,536)	(778,984)

Comprehensive loss	$(1,265,030)	$(4,254,060)

Net loss per common share
Basic and diluted	$(0.03)	$(0.10)

Basic and diluted weighted average shares outstanding	35,131,153	34,488,639

The accompanying notes are an integral part of these consolidated financial statements.

ICx TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

	Unaudited
	Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balances at January 1, 2010	34,915,021	$34,915	$385,552,404	$(215,131,852)	$2,796,788	$(2,815,743)	$170,436,512
Comprehensive income (loss):
Net loss	—	—	—	(992,494)	—	—	(992,494)
Foreign currency translation, net of tax	—	—	—	—	(272,536)	—	(272,536)

Total comprehensive loss	—	—	—	(992,494)	(272,536)	—	(1,265,030)
Issuances of common stock:
Stock options, warrants and restricted stock	387,260	388	1,049,687	—	—	—	1,050,075
Stock based compensation	—	—	538,625	—	—	—	538,625
Purchases of treasury stock	—	—	—	—	—	(376,828)	(376,828)

Balances at March 31, 2010	35,302,281	$35,303	$387,140,716	$(216,124,346)	$2,524,252	$(3,192,571)	$170,383,354

The accompanying notes are an integral part of this consolidated financial statement.

ICx TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Unaudited Three Months Ended March 31,
	2010	2009
Operating activities:
Net loss	$(992,494)	$(3,475,076)
Loss on discontinued operations	313,460	153,501

Loss from continuing operations, net of tax	(679,034)	(3,321,575)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	530,192	1,029,993
Depreciation and amortization	1,952,425	3,023,045
Deferred income taxes	(41)	33,935
Increase in restricted cash	(8,345)	(10,724)
Changes in operating assets and liabilities:
Trade accounts receivable, net	8,604,149	9,238,228
Unbilled revenue	(1,815,784)	1,226,437
Inventories	(1,391,531)	1,769,202
Prepaid expenses and other assets	669,546	(1,777,506)
Accounts payable	(534,388)	(8,462,414)
Accrued expenses and other liabilities	(1,448,886)	(1,706,996)
Deferred revenue	750,669	(5,821,676)

Net cash provided by (used in) continuing operating activities	6,628,972	(4,780,051)
Cash used in operation of discontinued operations	(833,995)	(341,305)

Cash provided by (used in) operating activities	5,794,977	(5,121,356)

Investing activities:
Purchases of property, plant and equipment	(366,150)	(664,378)

Net cash used in investing activities	(366,150)	(664,378)

Financing activities:
Proceeds from issuance of common stock	1,050,075	50,591
Borrowings under lines of credit	500,000	4,405,000
Repayments under lines of credit	(500,000)	(2,023,928)
Repayments of notes payable and long-term debt	(15,496)	(15,467)
Purchase of treasury shares	(376,828)	(351,187)

Net cash provided by financing activities	657,751	2,065,009

Effect of foreign exchange rate on cash	(234,019)	226,043

Net change in cash and cash equivalents	5,852,559	(3,494,682)
Cash and cash equivalents at beginning of period	22,270,262	30,353,728

Cash and cash equivalents at end of period	$28,122,821	$26,859,046

The accompanying notes are an integral part of these consolidated financial statements.

ICx TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2010 and 2009

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

As more fully described in Note 8, the Company’s Board of Directors approved a plan in 2009 to sell PureTech Systems, Inc. (“PureTech”). As a result, the results of operations and the assets and liabilities of PureTech are included as discontinued operations in the accompanying consolidated financial statements.

The accounting policies set forth in Note 1 to the consolidated financial statements contained in the Form 10-K filed with the Securities and Exchange Commission on March 31, 2010 have been followed in preparing the accompanying consolidated financial statements. In the Company’s opinion, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the Company’s results of operations and financial position for the interim periods presented have been made in the accompanying consolidated financial statements.

(b)	Allowance for Trade Accounts and Notes Receivable

At March 31, 2010 and December 31, 2009, trade accounts receivable, net was comprised of the following:

	March 31, 2010	December 31, 2009
U.S. government	$8,447,000	$12,471,620
Commercial and other	20,237,088	24,775,531

	$28,684,088	$37,247,151
Allowance for doubtful accounts	(532,974)	(495,942)

Trade accounts receivable, net	$28,151,114	$36,751,209

At March 31, 2010 and December 31, 2009, no customer other than the U.S. government accounted for 10% or greater of the net trade accounts receivable balance.

(c)	Inventories

At March 31, 2010 and December 31, 2009, inventories were comprised of the following:

	March 31, 2010	December 31, 2009
Raw materials	$12,839,391	$11,696,878
Work in progress	3,695,013	3,662,442
Finished goods	8,308,424	8,302,707

	$24,842,828	$23,662,027
Reserve for obsolescence	(1,078,496)	(1,171,208)

	$23,764,332	$22,490,819

(d)	Goodwill and Other Intangible Assets

Goodwill and other intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Additionally, goodwill is tested for impairment at least annually. Goodwill is not amortized. Pursuant to the Company’s policies for assessing impairment of goodwill and long-lived assets, no goodwill was written off in the first quarter of 2010 or 2009. The Company has not historically incurred significant costs to renew or extend the term of recognized intangible assets.

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

The Company earns contract research and development revenue by performing research and development primarily under contracts entered into with the U.S. government or as subcontractors to other commercial entities that contract with the U.S. government. The Company earns the majority of its service and other revenue from custom development services and project management and technology integration services under contracts entered into with various U.S., state or local government agencies or other commercial entities that contract with these agencies. Most of these contracts are either based on costs incurred plus a fixed fee or are based on a fixed price. The Company recognizes revenue from these contracts using the percentage of completion method. The Company principally uses labor efforts expended and estimated gross profit as a percentage of total estimated costs and contract value or contract milestones to measure the progress of contract completeness. Revisions in cost and contract value estimates during the progress of work have the effect of adjusting earnings in the current period for work that may have been performed in prior periods. When estimates of current costs indicate a loss, provision is made for the total anticipated loss in the current period. Under cost plus fixed fee contracts, the Company may bill and be reimbursed for costs incurred in advance of revenue recognition if the percentage of contract completeness does not coincide with costs incurred. Additionally, certain fixed price contracts provide for billings and/or payments that may not coincide with revenue recognition. To the extent that customer billings or payments are in excess of revenues, the excess is recorded as deferred revenue and contract costs in excess of expected earnings under the contract are deferred. At March 31, 2010 and December 31, 2009, the Company had included in deferred revenue $3,170,887 and $2,685,423 of excess billings or customer payments, respectively, related to percentage of completion timing differences. Deferred contract costs at March 31, 2010 and December 31, 2009 were not material. In certain circumstances, revenue is recognized and costs are accrued under the percentage of completion method under cost plus and fixed fee contracts. Additionally, revenue may be recognized prior to billings on these contracts. Such amounts are recorded as unbilled revenue and are expected to be collected within one year of recognition, and if contract costs incurred are below the earnings that are expected to be realized upon contract completion are accrued until the costs are incurred. At March 31, 2010 and December 31, 2009, the Company had unbilled revenue of $10,789,028 and $8,957,090, respectively, included in the accompanying financial statements, substantially all of which is expected to be collected within one year. At March 31, 2010 and December 31, 2009, this amount included $1,387,446 and $1,501,147, respectively, of unbilled revenue related to an engineering and integration project, which was billed in the following month, and $2,084,816 and $1,876,580, respectively, of unbilled revenue related to two intelligent transportation solutions projects. Accrued contract costs at March 31, 2010 and December 31, 2009, were not material. The Company had no material claims outstanding under its research and development contracts as at March 31, 2010.

Warranty income under separate agreements is recognized ratably over the life of the warranty. The Company recognizes revenue from services at the time the related services are performed. Deferred revenue includes $2,216,381 and $1,798,918 at March 31, 2010 and December 31, 2009, respectively, of warranty agreements and prepayments on service contracts.

The Company recognizes revenue from software license fees when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collection from the customer is reasonably assured. Revenue from post contract customer maintenance and support is deferred and recognized ratably over the life of the post contract customer maintenance and support agreement. Deferred revenue includes $352,303 and $459,007 at March 31, 2010 and December 31, 2009, respectively, of revenue deferred under multiple-element software arrangements for post contract customer support.

(f)	Accounting for Stock-Based Compensation

The Company values equity-classified, share-based payments to employees, including grants of employee stock options, at fair value on the date of grant and expenses stock-based compensation over the applicable vesting period. Share-based awards granted or modified are recognized in compensation expense over the applicable vesting period.

During the three months ended March 31, 2010 and 2009, the Company recorded non-cash stock-based compensation expense of $538,625 and $1,038,968, respectively, including $8,433 and $8,975, respectively of expense associated with discontinued operations (Note 8). As of March 31, 2010, and December 31, 2009, the Company’s total unrecognized compensation cost related to stock-based awards was $2.3 million and $2.8 million, respectively.

(g)	Loss Per Share

The Company calculates basic loss per share by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during each reporting period. Diluted loss per common share is calculated by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during each period adjusted for the effect of dilutive potential common shares calculated using the treasury stock method. However, the computation of diluted loss per share shall not assume the conversion or exercise of options that would have an anti-dilutive effect (a decrease in loss per share) on loss per share. For the quarter ended March 31, 2010, the Company had 35,131,153 weighted average shares outstanding and all of the Company’s potential common shares were anti-dilutive as the Company was in a net loss position. Those potential common shares consisted of 910,930 weighted average shares of stock. For the quarter ended March 31, 2009, the Company had 34,488,639 weighted average shares outstanding, and all of the Company’s potential common shares were anti-dilutive as the Company was in a net loss position. Those potential common shares consisted of 598,882 weighted average shares of stock.

(h)	Reclassifications

The 2009 balances in the consolidated financial statements and notes to consolidated financial statements have been reclassified to conform to the 2010 presentation of discontinued operations (Note 8). These reclassifications had no impact on reported net income or earnings per share.

(i)	Fair Value Measurements

Under U.S. GAAP, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. U.S. GAAP includes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

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

The Company considers cash and cash equivalents, trade accounts receivable, accounts payable, and accrued expenses to be financial instruments in which the carrying amounts represent fair value because of the short-term nature of the accounts. The Company also considers notes payable, lines of credit, and long-term debt to be financial instruments in which the carrying amounts approximate fair value because of their short-term nature, variable interest rates or rates that approximate market, and because the Company’s credit risk profile has not changed significantly since the debt agreements were initiated.

Nonfinancial nonrecurring assets and liabilities included in the Company’s consolidated balance sheet include long lived assets such as property, plant and equipment, intangibles and goodwill, which are measured at fair value to test for and measure an impairment charge, when necessary. These assets fall within level 3 of the fair value hierarchy, as significant unobservable inputs such as the Company’s projected operating results are used to estimate the fair value of these assets. During the three months ended March 31, 2010, $148,100 of other long-term assets were written off in connection with discontinued operations to remeasure these nonfinancial assets to fair value (Note 8). During the three months ended March 31, 2009, no such nonfinancial assets or liabilities were remeasured to fair value.

(j)	Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. The Company has reviewed the recently issued pronouncements and concluded that the following new accounting standards are applicable to the Company.

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition – Milestone Method (Topic 605) – Milestone Method of Revenue Recognition – a consensus of the FASB Emerging Issues Task Force, which defines a milestone and describes when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. ASU 2010-17 provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. This guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. Furthermore, a Company may elect, but is not required, to adopt this guidance retrospectively. The Company is currently assessing the impact of this guidance; however, adoption is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

2.	Related Party Transactions

Administrative Services Agreement with Wexford

The Company entered into an Administrative Services Agreement with Wexford under which the Company may request certain legal, accounting, back office, and other services. The Company is obligated to reimburse Wexford for all of its direct and indirect costs allocated to the performance of such services. The Company incurred general and administrative expenses of $18,750 and $17,903 in the first three months of 2010 and 2009, respectively, pursuant to the agreement. Either party may terminate specific services or cancel the agreement upon written notice to the other party.

Leases

Juergen Stein, CEO and President of Target GmbH, a subsidiary of the Company, leases facilities to the Company under a lease agreement dated January 1, 2005. Rent expense of $27,000 was incurred in the first three months of 2010 and 2009. The lease term ends on December 31, 2020, and can be renewed for one year terms thereafter.

Strange Family Holdings, LLP, leases facilities to the Company under a lease agreement dated June 15, 2005. Rent expense of $17,586 and $17,074 was incurred in the first three months of 2010 and 2009, respectively. Effective September 1, 2009, the lease was renewed with similar terms for a one year period ending on September 15, 2010, and can be renewed for five additional one-year terms thereafter. Certain family members of the Strange family hold senior management positions in one of the Company’s subsidiaries.

3.	Commitments and Contingencies

The Company is routinely involved in various legal matters arising from the normal course of business. Management believes that losses, if any, arising from such actions will not have a material adverse effect on the financial position or results of operations of the Company.

On or about February 24, 2010, Research International, Inc. filed a complaint against ICx Technologies, Inc. and its wholly owned subsidiary, MesoSystems Technology, Inc., in the United States District Court, Western District of Washington at Seattle, alleging infringement of Research International’s United States Patent Nos. 6,484,594 and 7,261,008. The parties have discussed settlement and have exchanged draft settlement documents. While we hope to settle the matter in the near future, we can provide no assurance that any settlement of this matter will not result in a material adverse effect on our business, financial condition and results of operations.

4.	Income Taxes

        As of March 31, 2010 and December 31, 2009, the Company had unrecognized tax benefits of $1.4 million. If recognized in future periods, $1.4 million would reduce the Company’s effective income tax rate. No interest or penalties have been accrued. The Company does not expect the unrecognized tax benefits to significantly change within the next 12 months. The Company has elected to report interest and penalties as a component of income tax expense.

5.	Lines of Credit

Lines of Credit

One of the Company’s subsidiaries has an operating line of credit with a bank in which borrowing is generally collateralized by and based on a percentage of certain eligible accounts receivable, inventory, and/or property and equipment. Interest is based on prime, but the agreement contains an interest rate floor of 5.50%. Maximum borrowings under the line are $2.5 million. The line matures on April 26, 2011. At March 31, 2010 and December 31, 2009, no amounts were outstanding under the line of credit.

6.	Treasury Stock

As part of the Company’s stock-based compensation plans, the Company offers employees the opportunity to make required tax payments with cash or through a net share settlement. For employees choosing net share settlement, the Company makes required tax payments on behalf of employees as their stock awards vest and then withholds a number of vested shares having a value on the date of vesting equal to the tax obligation. The shares withheld were recorded as treasury shares. During the three months ended March 31, 2010, the Company repurchased 52,133 shares in settlement of employees’ tax obligations for a total of $376,828 or an average of $7.23 per share.

7.	Stock-Based Compensation

The following table summarizes activity for nonvested restricted stock (“RS”) and nonvested restricted stock units (“RSUs”) granted under the 2007 Equity Incentive Plan for the three months ended March 31, 2010:

	2010
	Restricted Stock Units	Weighted Average Fair Value
Nonvested RS and RSUs outstanding at January 1	490,512	$6.64
RS and RSUs granted	—	—
RS and RSUs vested	(168,434)	5.73
RS and RSUs forfeited	(7,363)	5.96

Nonvested RS and RSUs outstanding at March 31	314,715	$7.14

The Company recorded stock-based compensation expense of $429,750 and $810,435 during the three months ended March 31, 2010 and 2009, respectively, in connection with grants of RS and RSUs. Grants of restricted stock and restricted stock units are valued using the closing market price of the Company’s common stock on the date of grant.

The aggregate intrinsic value of outstanding restricted stock and restricted stock units at March 31, 2010 was $2,193,564. Also at March 31, 2010, total compensation cost related to nonvested restricted stock and RSU awards that had not yet been recognized totaled $1,488,874. The weighted average period over which this amount will be recognized is estimated to be 2.2 years.

Stock option activity for options issued under the 2007 Equity Incentive Plan was as follows as of March 31, 2010, and for the three months then ended:

	Shares Subject to Options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at January 1, 2010	2,340,659	$5.84	3.06
Options granted	—	—	—
Options exercised	(208,966)	5.02	3.54
Options terminated, cancelled or expired	(28,828)	6.87	5.74

Options outstanding at March 31, 2010	2,102,865	$5.90	2.98	6.46

Options exercisable at March 31, 2010	1,541,367	$6.22	3.39	5.54

The fair value of options granted is estimated at the grant date using the Black-Scholes option pricing model, which includes various assumptions. No options were granted during the three months ended March 31, 2010 or 2009.

Stock option activity for board-discretionary options was as follows as of March 31, 2010, and for the three months then ended:

	Shares Subject to Options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at January 1, 2010	109,200	$0.16	9.42
Options granted	—	—	—
Options exercised	(9,860)	0.16	9.42
Options terminated, cancelled or expired	—	—	—

Options outstanding at March 31, 2010	99,340	$0.16	9.42	5.28

Options exercisable at March 31, 2010	99,340	$0.16	9.42	5.28

Stock-based compensation expense pertaining to stock options totaled $108,875 and $228,533 for the three months ended March 31 2010 and 2009, respectively. Cash received from the exercise of stock options totaled $1,050,075 and $50,591 for the three months ended March 31, 2010 and 2009, respectively.

The aggregate intrinsic value of outstanding options at March 31, 2010 was $4,435,561. Also at March 31, 2010, total compensation cost related to nonvested awards that had not yet been recognized totaled $770,865. The weighted average period over which this amount will be recognized is estimated to be 3.2 years.

8.	Discontinued Operations

In the third quarter of 2009, the Company’s Board of Directors adopted a plan of sale and put the assets of PureTech Systems, Inc. (PureTech), a unit in the Solutions segment, up for sale, as the business model of this unit no longer aligned with the strategic plans of the Company. The Company expects to complete the sale of PureTech in the second quarter of 2010. In conjunction with this plan, the Company recognized a loss on discontinued operations of $313,460 and $153,501 in the three months ended March 31, 2010 and 2009, respectively. The 2010 loss included a $148,100 impairment charge to write down PureTech’s non-current assets to fair market value. Prior year financial statements included herein have been reclassified to present the operations of PureTech as discontinued operations.

Revenues and net loss before income taxes of PureTech reported in discontinued operations are as follows:

	For the three months ended March 31,
	2010	2009
Revenues	$955,014	$391,427
Net loss before income taxes	(313,460)	(153,501)

The assets and liabilities of the discontinued operations are presented separately in the consolidated balance sheets under the captions “Current assets of discontinued operations”, “Noncurrent assets of discontinued operations”, and “Current liabilities of discontinued operations” and consist of the following:

	March 31, 2010	December 31, 2009
Assets of discontinued operations:
Accounts receivable, net	$1,145,498	$1,016,692
Inventories	21,319	25,805
Property, plant and equipment, net	16,593	26,845
Other assets	229,443	348,294

Total assets	$1,412,853	$1,417,636

Liabilities of discontinued operations:
Accounts payable	$6,521	$3,211
Deferred revenue	287,682	824,743

Total liabilities	$294,203	$827,954

9.	Segment Information

The Company has three reportable segments: detection, surveillance, and solutions. The detection segment provides chemical, biological, radiological, nuclear, and radiation detection activities. The surveillance segment provides perimeter security and monitoring. The solutions segment designs, creates, and deploys security operating systems and video networking systems. Intersegment revenues are fully eliminated in consolidation. Most general and administrative expenses and all sales and marketing expenses are allocated to the Company’s reportable segments.

The following is a summary of information for the Company’s reportable segments:

	For the three months ended March 31, 2010
	Detection	Surveillance	Solutions	Segments Combined
Total revenues	$27,158,055	$7,276,391	$6,230,527	$40,664,973
Intersegment revenues	—	—	(95,147)	(95,147)

Revenues from external customers	27,158,055	7,276,391	6,135,380	40,569,826
Segment operating income (loss)	1,707,973	(1,362,960)	(682,821)	(337,808)
Depreciation and amortization	1,339,545	374,598	79,257	1,793,400
Segment property, plant and equipment additions	228,364	122,530	3,159	354,053

As of March 31, 2010
Segment total assets	$103,190,356	$32,979,424	$20,700,023	$156,869,803
Segment goodwill	51,478,231	12,736,716	6,123,547	70,338,494

	For the three months ended March 31, 2009
	Detection	Surveillance	Solutions	Segments Combined
Total revenues	$21,197,607	$16,079,575	$10,264,061	$47,541,243
Intersegment revenues	—	—	(150,274)	(150,274)

Revenues from external customers	21,197,607	16,079,575	10,113,787	47,390,969
Segment operating income (loss)	(2,739,902)	(402,799)	27,734	(3,114,967)
Depreciation and amortization	1,914,777	743,801	180,079	2,838,657
Segment property, plant and equipment additions	616,566	(12,965)	17,992	621,593

As of December 31, 2009
Segment total assets	$105,712,857	$37,555,241	$23,552,341	$166,820,439
Segment goodwill	51,478,229	12,736,716	6,059,545	70,274,490

Following is a reconciliation of the Company’s operating losses from reportable segments to the total Company loss before income taxes:

	For the three months ended March 31,
	2010	2009
Operating losses from reportable segments	$(337,808)	$(3,114,967)
Unallocated depreciation and amortization expense	(159,025)	(184,388)
Unallocated general and administrative expense	(133,498)	—
Interest income	11,775	51,853
Interest expense	(27,434)	(17,279)
Other non-operating gains (losses), net	247,207	56,495

Loss before income taxes	$(398,783)	$(3,208,286)

Following is a reconciliation of the property, plant and equipment additions from the Company’s reportable segments to the total property, plant and equipment additions of the Company:

	For the three months ended March 31,
	2010	2009
Total property, plant and equipment additions from reportable segments	$354,053	$621,593
Unallocated property, plant and equipment additions	12,097	42,785

Total property, plant and equipment additions	$366,150	$664,378

Following is a reconciliation of the total assets from the Company’s reportable segments to the total assets of the Company:

	March 31, 2010	December 31, 2009
Total assets from reportable segments	$156,869,803	$166,820,439
Unallocated cash and cash equivalents, including restricted cash	33,341,829	26,105,559
Unallocated prepaid expenses and other assets	4,509,668	3,733,537
Deferred income taxes	353,942	346,721
Current and noncurrent assets of discontinued operations	1,412,853	1,417,636

Total assets	$196,488,095	$198,423,892

10.	Subsequent Events

In April 2010, the Company entered into a Standby Letter of Credit in conjunction with one of its customer contracts. As such, approximately $3.9 million of the Company’s cash was placed under restriction to serve as collateral for this letter of credit. This restriction expires no later than October 30, 2010.

In May 2010, the Company received an executed release of the performance bond requiring the Company to restrict $8.5 million in cash as of March 31, 2010 and December 31, 2009.

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

We operate our business in three reportable segments: Detection, Surveillance and Solutions. Our Detection segment develops products and conducts research and development in the areas of chemical, biological, radiation, nuclear and explosives detection. Our Surveillance segment provides products and services for perimeter security and wide-area surveillance. Our Solutions segment integrates our technologies and products to provide single source solutions that address a broad range of customer-specific security and surveillance needs.

Our direct customers include federal agencies such as the U.S. Department of Homeland Security, U.S. Customs & Border Protection (Border Patrol) and the U. S. Transportation Security Administration, as well as various state and local governments and agencies, including the New York Police Department and the Port of Long Beach. We also provide products, components and sub-systems to leading integrators in the security and defense industries who either resell our products or integrate them into comprehensive security installations for their end customers. The value-added-resellers and system integrators that we sell products to include The Boeing Company, Honeywell International, Inc., Northrop Grumman Corp., Raytheon Company, SAIC, Inc. and Thermo Fisher Scientific, Inc. We also sell to military customers such as the U.S. Department of Defense, the U.S. Air Force, the U.S. Marines and the U.S. Army. We also sell to private sector customers such as Federal Express Corporation, The Walt Disney Company, Chevron, Dow Chemical Company, Solvay Chemicals, Dallas Water Utilities, Pantex, Magal/Senstar, Johnson Controls, the Civil Police of Rio de Janeiro, Perth Airport and two international airports serving the city of Houston, Texas and surrounding communities. Due to the breadth and diverse nature of our product and technology portfolio and our ability to deliver solutions for a comprehensive range of critical security applications, the future success of our business is not dependent upon a single product, technology, customer or government program.

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

Results of Operations - Comparison of First Quarters of 2010 and 2009

The following table presents selected summarized consolidated financial information for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009
	(dollars in thousands) (unaudited)
Product revenue	$21,715	$16,321
Gross profit %	61.5%	50.4%
Contract research and development revenue	$12,161	$11,282
Gross profit %	26.4%	26.3%
Service and other revenue	$6,694	$19,788
Gross profit %	28.0%	28.3%

Total revenue	$40,570	$47,391

Gross profit %	45.4%	35.4%

Operating income (loss) excluding depreciation and amortization	$1,322	$(276)
Depreciation and amortization	1,952	3,023

Operating loss	$(630)	$(3,299)

Loss from continuing operations	$(679)	$(3,321)
Loss from discontinued operations, net	(313)	(154)

Net loss	$(992)	$(3,475)

Product Revenue and Gross Profit. Product revenue increased $5.4 million, or 33%, to $21.7 million in the first quarter of 2010 from $16.3 million in the first quarter of 2009. The increase primarily resulted from increased sales of products in our Detection segment, as discussed below in “Detection Segment – Comparison of the First Quarters Ended March 31, 2010 and 2009”. Gross profit as a percentage of product revenue was 61.5% and 50.4% in the first quarters of 2010 and 2009, respectively. The increase in gross profit percentage is due to a greater proportion of product revenue from our Detection segment as our Detection products carry higher gross margins than products from our Surveillance and Solutions segments.

Contract Research and Development Revenue and Gross Profit. Contract research and development revenue increased $0.9 million, or 8%, to $12.2 million in the first quarter of 2010 from $11.3 million in the first quarter of 2009. In our Detection segment, contract research and development revenue increased $0.5 million in the first quarter of 2010 compared to the same period last year primarily due to increased funding for chemical and biological programs. The increased revenue from Detection was accompanied by a $0.4 million increase in contract research and development revenue in our Surveillance segment in the first quarter of 2010 compared to the same quarter in 2009. The increase in Surveillance revenue resulted from additional funding for our radar technology. Gross profit as a percentage of contract research and development revenue was 26.4% and 26.3% in the first quarters of 2010 and 2009, respectively.

Service and Other Revenue and Gross Profit. Service and other revenue decreased $13.1 million, or 66%, to $6.7 million in the first quarter of 2010 from $19.8 million in the first quarter of 2009. As discussed more fully below in “Surveillance Segment – Comparison of the First Quarters Ended March 31, 2010 and 2009”, service and other revenue accounted for approximately $10.1 million of the revenue decrease, the majority of which relates to the delivery of custom platforms under a contract that ended in 2009. In our Solutions segment, service and other revenue accounted for approximately $3.4 million of the decrease, the majority of which was related to a slow-down in awards from state and local governments for intelligent transportation systems and video networking and surveillance. Gross profit as a percentage of service and other revenue was consistent at 28.0% and 28.3% in the first quarters of 2010 and 2009, respectively.

Operating Loss. Operating loss decreased $2.7 million, or 82%, to $0.6 million in the first quarter of 2010 from $3.3 million in the first quarter of 2009. The decrease is primarily related to an increase in gross profit dollars of $1.7 million over the comparable quarter and a $1.0 million decrease in operating expenses. The increase in gross profit resulted from our revenue mix being more heavily weighted toward our detection products which carry higher gross margins than revenue from contract research and development and services. The decrease in operating expenses primarily resulted from lower amortization expense from acquired intangible assets in 2005. Operating income (loss) excluding depreciation and amortization is a non-GAAP financial measure that is derived by reducing our operating loss by depreciation and amortization. Amortization primarily represents costs associated with our business acquisitions that do not correspond to an outlay of current and future cash flow. Accordingly, we believe operating income (loss) excluding depreciation and amortization is a more meaningful measure of our recurring operations and an indicator of our working capital requirements. Operating income (loss) excluding depreciation and amortization increased $1.6 million, or 533%, to income of $1.3 million in the first quarter of 2010 from a loss of ($0.3) million in the first quarter of 2009 due to increased gross profit as explained earlier in this section.

Loss from Continuing Operations. Our loss from continuing operations decreased $2.6 million, or 79%, to $0.7 million in the first quarter of 2010 from $3.3 million in the first quarter of 2009 primarily due to increased gross profit and reduced operating expenses as explained in the “Operating Loss” section above.

Loss from Discontinued Operations. In the third quarter of 2009, our Board of Directors adopted a plan of sale and put the assets of PureTech Systems, Inc. (PureTech), a unit in the Solutions segment, up for sale, as the business model of this unit no longer aligned with our strategic plans. We expect to complete the sale of PureTech in the second quarter of 2010. In connection with this plan, we recognized a loss on discontinued operations of $0.3 million and $0.2 million in the first quarters of 2010 and 2009, respectively.

Net Loss. Net loss decreased $2.5 million, or 71%, to $1.0 million in the first quarter of 2010 from $3.5 million in the first quarter of 2009 primarily due to increased gross profit and reduced operating expenses as explained in the “Operating Loss” section above.

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

Detection Segment—Comparison of the First Quarters Ended March 31, 2010 and 2009

	Three Months Ended March 31,
	2010	2009
	(dollars in thousands) (unaudited)
Revenue and gross profit %
Product revenue	$14,409	$9,295
Contract research and development revenue	11,591	11,084
Service and other revenue	1,158	819

Total revenue	$27,158	$21,198

Gross profit %	46.7%	40.3%

Operating income (loss)	$1,708	$(2,740)

Product Revenue. Product revenue increased $5.1 million, or 55%, to $14.4 million in the first quarter of 2010 from $9.3 million in the first quarter of 2009. The increase primarily resulted from increased sales of our explosive and radiation detection products. We sell our detector products primarily to the federal government, from which we have recently experienced a trend toward higher volume purchases on a less frequent basis. We believe this trend has caused quarterly variability in our detection product revenue, and we believe this trend might continue in the future.

Contract Research and Development Revenue. Contract research and development revenue increased $0.5 million, or 5%, to $11.6 million in the first quarter of 2010 from $11.1 million in the first quarter of 2009. The increase is primarily due to additional chemical and biological program funding.

Service and Other Revenue. Service and other revenue increased $0.4 million, or 50%, to $1.2 million in the first quarter of 2010 from $0.8 million in the first quarter of 2009.

Gross Profit. Gross profit as a percentage of revenue increased from 40.3% in the first quarter of 2009 to 46.7% in the first quarter of 2010. The increase is primarily due to a higher percentage of revenue from product sales which carry higher gross margins than revenue from contract research and development.

        Operating Income (Loss). Operating income (loss) increased $4.4 million, or 163%, to income of $1.7 million in the first quarter of 2010 from a loss of ($2.7) million in the first quarter of 2009. The increase in operating income was primarily due to the $4.2 million increase in gross profit over the comparable quarter. The increase in gross profit is due to a higher percentage of revenue from detection products which carry higher gross margins than revenue from contract research and development revenue.

Surveillance Segment—Comparison of the Three Months Ended March 31, 2010 and 2009

	Three Months Ended March 31,
	2010	2009
	(dollars in thousands) (unaudited)
Revenue and gross profit %
Product revenue	$6,044	$5,112
Contract research and development revenue	570	198
Service and other revenue	662	10,770

Total revenue	$7,276	$16,080

Gross profit %	54.0%	32.7%

Operating loss	$(1,363)	$(403)

Product Revenue. Product revenue increased $0.9 million, or 18%, to $6.0 million in the first quarter of 2010 from $5.1 million in the first quarter of 2009. The increase is due to additional sales of our radars, cameras and platforms. Although we experienced an increase in product sales, compared to the prior year our product revenue was lower than expected in the first quarter of 2009. We believe that the delay in the passage of the Federal department of defense budget in 2009 had a negative impact on the timing of awards that we expected to receive for our surveillance products. During the second quarter of 2010, we have begun to see this trend reverse and expect to see higher product revenue in our Surveillance group during the second half of 2010.

Contract Research and Development Revenue. Contract research and development revenue increased $0.4 million, or 200%, to $0.6 million in the first quarter of 2010 from $0.2 million in the first quarter of 2009 primarily due increased funding for radar technologies.

Service and Other Revenue. Service and other revenue decreased $10.1 million, or 94%, to $0.7 million in the first quarter of 2010 from $10.8 million in the first quarter of 2009. The decrease resulted from the delivery of platforms under custom development contacts that ended in the second quarter of 2009. As discussed in “Product Revenue” above, we expect that the trend in revenue for the surveillance segment will reverse as a result of increased awards for the delivery of products.

Gross Profit. Gross profit as a percentage of revenue was 54.0% and 32.7% in the first quarters of 2010 and 2009, respectively. The increase in gross profit resulted from a higher percentage of revenue from product sales which carry a higher gross profit than revenue from custom development projects.

Operating Loss. Operating loss increased $1.0 million, or 250%, to $1.4 million in the first quarter of 2010 from $0.4 million in the first quarter of 2009. The increased loss primarily resulted from a $1.3 million decrease in gross profit due to lower revenues.

Solutions Segment—Comparison of the Three Months Ended March 31, 2010 and 2009

	Three Months Ended March 31,
	2010	2009
	(dollars in thousands) (unaudited)
Revenue and gross profit %
Product revenue	$1,281	$1,938
Contract research and development revenue	37	35
Service and other revenue	4,913	8,291

Total revenue	$6,231	$10,264

Gross profit %	29.1%	29.0%

Operating income (loss)	$(683)	$29

Product Revenue. Product revenue decreased $0.6 million, or 32%, to $1.3 million in the first quarter of 2010 from $1.9 million in the first quarter of 2009 primarily due to timing differences in deliveries and delays in awards under the Integrated Commercial Intrusion Detection System (ICIDS) military program and a decrease in our command and control software revenue.

Service and Other Revenue. Service and other revenue decreased $3.4 million, or 41%, to $4.9 million in the first quarter of 2010 from $8.3 million in the first quarter of 2009. The decrease was primarily attributable lower revenue from our intelligent transportation systems business. The majority of our transportation revenue is derived from state and local governments which have experienced funding shortages and delays in federal stimulus awards in 2009 which has impacted the timing and extent of new awards to our Solutions business. Although we expect to see new awards in 2010 through stimulus programs, we expect to see a downward trend in revenue throughout 2010 compared to 2009.

Gross Profit. Gross profit as a percentage of revenue was relatively consistent at 29.1% and 29.0% in the first quarters of 2010 and 2009, respectively.

Operating Income (Loss). Operating income (loss) decreased $0.8 million, or 800%, to a loss of ($0.7) million in the first quarter of 2010 from income of $0.1 million in the first quarter of 2009. The increased operating loss resulted from a $1.2 million decrease in gross profit due to lower revenues, which was offset by a $0.5 million decrease in operating expenses primarily from our continued progress towards integrating our business units and eliminating redundancies in our operations.

Total 2010 and 2009 revenues included in the preceding tables include $0.1 million of intersegment revenues in both years. Refer to Note 9 of the Notes to Consolidated Financial Statements for a reconciliation of total revenue to revenues from external customers.

Reconciliation of Reportable Segment Operating Losses to the Consolidated Loss from Continuing Operations

The following tables provides a reconciliation of operating losses from reportable segments to our consolidated net loss from continuing operations for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
	(dollars in thousands) (unaudited)
Reconciliation of segment operating losses to consolidated loss from continuing operations
Segment operating losses	$(338)	$(3,114)
Unallocated depreciation and amortization expenses	(159)	(184)
Unallocated general and administrative expenses	(134)	—
Interest expense	(27)	(17)
Interest income	12	51
Other nonoperating gains (losses), net	247	56
Income tax (expense) benefit	(280)	(113)

Consolidated loss from continuing operations	$(679)	$(3,321)

Liquidity and Capital Resources

As of March 31, 2010, our principal sources of liquidity were cash and cash equivalents, including restricted cash, of $36.6 million and accounts receivable of $28.2 million. Historically, we have experienced net cash outflows from operating activities and cash inflows from investing or financing activities. However, due to our continued focus on reducing operating expenses, our operating losses excluding depreciation and amortization have been steadily decreasing, and we experienced positive operating income excluding depreciation and amortization of $0.9 million and $1.3 million in the quarters ended December 31, 2009 and March 31, 2010, respectively, resulting in positive operating cash flows in the first quarter of 2010. We expect our cash flows from operating activities to improve as we continue to reduce our net losses through a variety of means, including but not limited to reducing general and administrative expenses by streamlining our operations, prioritizing internal research and development spending and increasing revenue through organic growth. At March 31, 2010, we had firm backlog of approximately $63 million and unfunded backlog of approximately $352 million. At March 31, 2009, we had firm backlog of approximately $85 million and unfunded backlog of approximately $347 million. We believe our backlog and recent bookings combined with operating expense reductions will be sufficient to sustain our liquidity and cash flows in 2010 and for the foreseeable future.

        Our primary sources of cash historically have been our initial public offering in November 2007, customer payments for our products and services, lines of credit and short-term loans and proceeds from the sale of businesses. We were incorporated in 2003 and have primarily grown our business organically and through a series of complementary acquisitions in 2005. Many of the acquired businesses have early stage products and/or emerging products and engage in research and development activities that are funded both through external government contracts and internal resources.

During 2007 and into 2008, we increased our investment in sales, marketing and other related business development structures to support our early stage products and emerging technologies. Additionally, we increased our investment in internally funded research and development activities and the integration of products and technologies among our operating units. We also increased our general and administrative expenses in 2008 and 2007 through the use of consultants and other professionals to complete certain accounting and legal functions. Consequently, our cumulative net losses, which amounted to approximately $216.1 million at March 31, 2010, were expected based on the nature of our business, the early stage of our products and technologies and our ongoing research and development activities.

In the future we may enter into acquisition agreements for complementary businesses that would require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

The following table shows our cash and cash equivalents and working capital as of March 31, 2010 and December 31, 2009:

	As of March 31, 2010	As of December 31, 2009
	(dollars in thousands)
	(unaudited)
Cash and cash equivalents (including restricted cash)	$36,596	$30,735
Working capital (excluding assets and liabilities of discontinued operations)	78,134	77,293

The following table shows our cash flows from operating, investing and financing activities for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009
	(dollars in thousands) (unaudited)
Summary of cash flow:
Cash flows provided by (used in) operating activities	$5,795	$(5,121)
Cash flows used in investing activities	(366)	(665)
Cash flows provided by financing activities	658	2,065
Effect of foreign exchange rate on cash	(234)	226

Consolidated net change in cash and cash equivalents	$5,853	$(3,495)

Cash Flows from Operating Activities. Our cash flows from operating activities are significantly influenced by spending required to support the growth of our business in areas such as research and development, sales and marketing, facilities’ expansion and certain general and administrative costs. Our operating cash flows are also influenced by our working capital needs to support growth and fluctuations in inventory, accounts receivable, accounts payable and other current assets and liabilities. The concentration of business with the U.S. government also impacts operating cash flow, particularly for fixed price contracts in which revenue recognition under the percentage of completion method may not coincide with billing. Cash flows provided by operating activities increased $10.9 million, or 214%, to $5.8 million for the first quarter of 2010 from ($5.1) million in the first quarter of 2009 primarily due to reduced operating losses, the Company’s increased focus on controlling inventory costs and timing differences that resulted in less deferred revenue. We experienced positive cash flows from operating activities in the first quarter of 2010 and we expect to continue to experience positive operating cash flows as we continue to reduce our net losses through a variety of means, including but not limited to reducing general and administrative expenses by streamlining our operations and reducing sales and marketing costs by scaling back our plans to expand commercial sales channels. Additionally, we are shifting the utilization of our technical resources from internal research and development to externally funded research and development contracts.

Cash Flows from Investing Activities. Cash flows from investing activities primarily relate to business acquisitions and dispositions and capital expenditures. In the first quarter of 2010, cash flows used in investing activities included $0.4 million of capital expenditures. In the first quarter of 2009, cash flows used in investing activities included $0.7 million of capital expenditures. Capital expenditures for the first quarters of 2010 and 2009 primarily pertain to the expansion of facilities and the acquisition of computer equipment and manufacturing and lab equipment. Capital expenditures also included costs associated with the implementation of an enterprise software system throughout the company.

Cash Flows from Financing Activities. Net debt issuances (repayments), in the first quarters of 2010 and 2009 were $0 and $2.4 million, respectively. The Company received $1.1 million and $0.1 million of cash proceeds related to stock options exercised in the first quarter of 2010 and 2009, respectively, and purchased $0.4 million of treasury shares in each of the quarters ended March 31, 2010 and 2009.

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

The value assigned to goodwill equals the amount of the purchase price of the business acquired in excess of the sum of the amounts assigned to identifiable acquired assets, both tangible and intangible, less liabilities assumed. At March 31, 2010, we had goodwill of $70.3 million and identifiable intangible assets, net of accumulated amortization, of $8.7 million.

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

We review goodwill and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and also review goodwill annually. U.S. GAAP requires that goodwill be tested, at a minimum, annually for each reporting unit using a two-step process. A reporting unit is an operating segment or a component of an operating segment. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and is reviewed. Two or more components of an operating segment may be aggregated and deemed a single reporting unit for goodwill impairment testing purposes if the components have similar economic characteristics. The first step is to identify any potential impairment by comparing the carrying value of the reporting unit to its fair value. If a potential impairment is identified, the second step is to measure the impairment loss by comparing the implied fair value of goodwill with the carrying value of goodwill of the reporting unit. The fair value of a reporting unit is estimated using the following methods: discounted cash flow, similar transactions and guideline company. Indications of value from all three methods are used to derive the reporting unit’s ultimate fair value by calculating a weighted average based on these three methods. Values resulting from the three methods are weighted based on factors and assumptions related to the inputs used in each of the methods, giving more weight to inputs believed to be more reliable based on characteristics of the individual reporting units, market conditions and the current business environment. We receive and utilize quoted market prices in active markets to validate results produced by these three methods, including aggregating the values of the reporting units and comparing this value to the market capitalization of the consolidated company. The discounted cash flow valuation approach is dependent on estimates for future sales, operating income, depreciation and amortization, income tax payments, working capital changes and capital expenditures as well as expected growth rates for cash flows and long-term interest rates, all of which are affected by economic conditions related to the industries in which we operate as well as conditions in the U.S. capital markets.

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

A decline in the estimated fair value of a reporting unit could result in a goodwill impairment and a related non-cash impairment charge against earnings, if estimated fair value for the reporting unit is less than the carrying value of the net assets of the reporting unit, including its goodwill. There was no goodwill impairment charge for the quarters ended March 31, 2010 and 2009.

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

No stock options were granted in the first quarters of 2010 or 2009. Additionally, no shares of restricted stock and restricted stock units were granted during the first quarter of 2010. During the first quarter of 2009, we granted 72,837 shares of restricted stock and restricted stock units pursuant to the 2007 Equity Incentive Plan. Grants of restricted stock and restricted stock units are valued using the closing market price of our common stock on the date of grant.

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

For options granted, we calculate expected option terms based on the “simplified” method for “plain vanilla” options, due to the Company’s limited historical trading and exercise information. The “simplified method” calculates the expected term as the average of the vesting term and the original contractual term of the options. The expected term affects the assumed rate of forfeitures. If the actual number of forfeitures differs from that estimated by management, we may be required to record adjustments to stock-based compensation expense in future periods. As additional information becomes available to allow us to estimate expected term, we will discontinue use of the simplified method. We calculate volatility using the annualized daily volatilities of similar publicly-traded entities.

For the three months ended March 31, 2010 and 2009, we recognized stock-based compensation expense of $0.5 and $1.0 million, respectively. In future periods, stock-based compensation expense may increase as we issue additional equity-based awards to continue to attract and retain key employees. Additionally, U.S. GAAP requires that we recognize compensation expense only for the portion of stock options that are expected to vest.

As of March 31, 2010, our total unrecognized compensation expense related to stock-based awards granted to employees and non-employee directors was approximately $2.3 million.

Income Taxes. We use an asset and liability approach for accounting for income taxes. Deferred income taxes are recognized for the tax consequences of temporary differences and carryforwards by applying enacted tax rates applicable to future years to differences between the financial statement amounts and the tax bases of existing assets and liabilities. We establish a valuation allowance if it is probable that some portion of the deferred tax asset will not be realized. Our determination of whether a valuation allowance is appropriate requires the exercise of judgment. At March 31, 2010, we had net operating loss carryforwards available for U.S. federal and state income taxes of $107 million which begin to expire in 2017. The net operating loss carryforwards that we acquired in connection with our business acquisitions may also be limited by provision of the Internal Revenue Code regarding changes in ownership. We have provided a valuation allowance against net U.S. deferred tax assets and operating loss carryforwards in certain non-U.S. jurisdictions. We have recorded a valuation allowance because of the emerging nature of our business and our history of losses. We will continue to evaluate income generated in future periods in determining the reasonableness of our position. If we determine that future income is sufficient or insufficient to cause the realization of the net operating loss carryforwards within the required time, the valuation allowance will be adjusted as necessary.

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

As of March 31, 2010 and 2009, we did not have any off-balance sheet arrangements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk. Our international businesses generate revenue and incur expenses that are denominated in foreign currencies. Historically, our foreign currency translation adjustments have not been material to our financial position or consolidated results of operations. However, changes in economic conditions impacting foreign currency exchange rates could materially increase our exposure to foreign currency fluctuations and adversely affect our consolidated results of operations or financial position, specifically with changes in the United States dollar relative to the Canadian dollar and the European Euro. Our Canadian and German subsidiaries are consolidated into our financial results and under U.S. GAAP, we are required to translate the financial condition and results of operations of these subsidiaries into United States dollars, with any corresponding translation gains or losses being recorded in other comprehensive income in our consolidated financial statements. For the three months ended March 31, 2010 and 2009, this translation adjustment, net of tax, was a loss of $0.3 million and $0.8 million, respectively. We also maintain cash balances denominated in foreign currencies. At March 31, 2010, we had $1.7 million of cash in foreign accounts. We have not hedged our exposure to changes in foreign currency rates and, as a result, could incur unanticipated translation gains and losses.

Interest Rate Risk. We had cash and cash equivalents (including restricted cash) of $36.6 million at March 31, 2010. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates. Declines in interest rates, however, will reduce future income.

At March 31, 2010, we had an open line of credit which bears interest at a variable rate adjusted based on the prime rate, under which we may borrow a maximum of $2.5 million. At March 31, 2010, no balance was outstanding under this line of credit. Based on the amount outstanding and the maximum amount available for borrowing, we do not believe that changes in interest rates create material exposure to our business. Increases in interest rates, however, will increase future interest expense.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2010, we completed our evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the first fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in various routine legal proceedings. We cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty. Nevertheless, we believe that the outcome of these proceedings, even if determined adversely, would not have a material adverse effect on our business, financial condition and results of operations. On or about February 24, 2010, Research International, Inc. filed a complaint against ICx Technologies, Inc. and its wholly owned subsidiary, MesoSystems Technology, Inc., in the United States District Court, Western District of Washington at Seattle, alleging infringement of Research International’s United States Patent Nos. 6,484,594 and 7,261,008. The parties have discussed settlement and have exchanged draft settlement documents. While we hope to settle the matter in the near future, we can provide no assurance that any settlement of this matter will not result in a material adverse effect on our business, financial condition and results of operations.

Item 1A.	Risk Factors

There have been no material changes in information to the Risk Factors previously described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the period January 1, 2010 to March 31, 2010, we purchased the following shares:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31	385	(1)	$8.05	N/A	N/A
February 1-28	525	(1)	$6.26	N/A	N/A
March 1-31	51,223	(1)	$7.23	N/A	N/A

(1)	As part of our restricted stock plan, we offer employees the opportunity to make required tax payments with cash or through a net share settlement. For employees choosing net share settlement, we make required tax payments on behalf of employees as their stock awards vest and then withhold a number of vested shares having a value on the date of vesting equal to the tax obligation. The shares withheld were recorded as treasury shares.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 17, 2010

ICX TECHNOLOGIES, INC.

By:	/S/ COLIN J. CUMMING
Colin J. Cumming
Chief Executive Officer and Director

By:	/S/ DEBORAH D. MOSIER
Deborah D. Mosier
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002