Form 10-Q
period 2010-06-30
ICX TECHNOLOGIES INC
filed 2010-08-16
CIK 1334303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of July 31, 2010, the registrant had 34,931,678 shares of Common Stock outstanding.

ICx TECHNOLOGIES, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ICx TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	Unaudited June 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$37,738,861	$22,257,000
Restricted cash	3,865,928	8,464,545
Trade accounts receivable, net	20,736,876	36,751,209
Unbilled revenue	9,268,225	8,957,090
Inventories	28,929,552	22,490,819
Deferred income taxes	346,721	346,721
Prepaid expenses and other current assets	5,171,685	4,205,956
Current assets of discontinued operations	—	1,065,259

Total current assets	106,057,848	104,538,599
Property, plant and equipment, net	9,432,305	9,672,581
Intangible assets, net	7,524,854	9,901,567
Goodwill	70,276,752	70,274,490
Other assets	4,307,014	3,671,016
Noncurrent assets of discontinued operations	—	365,639

Total assets	$197,598,773	$198,423,892

Liabilities and Stockholders’ Equity
Current liabilities:

Current portion of long-term debt	$63,549	$63,233
Accounts payable	6,611,967	6,609,983
Accrued payroll expenses	6,128,603	8,419,614
Accrued expenses and other current liabilities	6,878,769	6,106,422
Deferred revenue	10,885,095	4,943,348
Current liabilities of discontinued operations	—	878,637

Total current liabilities	30,567,983	27,021,237
Long-term debt	86,408	117,935
Deferred income taxes	415,005	464,890
Other liabilities	11,500	383,318

Total liabilities	31,080,896	27,987,380

Commitments and Contingencies

Series A Convertible Redeemable Preferred Stock, par value $.001 per share—authorized 15,000,000 in 2010 and 2009; issued and outstanding 0 shares in 2010 and 2009; liquidation preference $0 at June 30, 2010 and December 31, 2009, respectively	—	—

Stockholders’ Equity:
Common stock, par value $.001 per share, authorized 250,000,000 shares at June 30, 2010 and December 31, 2009, respectively; issued 35,355,664 and 34,915,021 shares at June 30, 2010 and December 31, 2009, respectively; outstanding 34,929,430 and 34,551,357 shares at June 30, 2010 and December 31, 2009, respectively	35,355	34,915
Additional paid-in capital	387,832,293	385,552,404
Treasury stock, at cost; 426,234 and 363,664 shares at June 30, 2010 and December 31, 2009, respectively	(3,264,257)	(2,815,743)
Accumulated deficit	(219,840,861)	(215,131,852)
Accumulated other comprehensive income	1,755,347	2,796,788

Total stockholders’ equity	166,517,877	170,436,512

Total liabilities and stockholders’ equity	$197,598,773	$198,423,892

The accompanying notes are an integral part of these consolidated financial statements.

ICx TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Product revenues	$19,583,710	$22,122,579	$41,298,363	$38,443,603
Contract research and development revenues	10,146,535	12,691,959	22,307,919	23,974,214
Service and other revenues	6,248,526	10,173,034	12,942,315	29,960,724

Total revenues	35,978,771	44,987,572	76,548,597	92,378,541

Cost of revenues:
Cost of product revenues	8,632,594	10,837,066	16,998,309	18,936,703
Cost of contract research and development revenues	7,441,381	9,565,234	16,393,483	17,879,352
Cost of service and other revenues	4,030,860	7,334,837	8,851,834	21,529,226

Total cost of revenue	20,104,835	27,737,137	42,243,626	58,345,281

Gross profit	15,873,936	17,250,435	34,304,971	34,033,260

Operating expenses:
General and administrative	7,247,959	6,717,104	14,288,199	13,906,323
Selling and marketing	6,280,490	5,840,170	12,589,221	12,194,350
Research and development	4,227,868	3,105,329	7,987,837	6,621,066
Depreciation and amortization	1,872,306	2,995,834	3,824,731	6,018,879

Total operating expenses	19,628,623	18,658,437	38,689,988	38,740,618

Operating loss	(3,754,687)	(1,408,002)	(4,385,017)	(4,707,358)

Other income (expense):
Interest income	15,079	39,118	26,854	90,971
Interest expense	(17,305)	(37,234)	(44,739)	(54,513)
Other, net	587,185	344,419	834,391	400,913

Total other income	584,959	346,303	816,506	437,371

Loss before income taxes	(3,169,728)	(1,061,699)	(3,568,511)	(4,269,987)
Income tax expense	509,288	122,134	789,539	235,423

Loss from continuing operations	$(3,679,016)	$(1,183,833)	$(4,358,050)	$(4,505,410)
Loss on discontinued operations, net of tax	(8,803)	(86,957)	(322,264)	(240,455)
Loss on sale of discontinued operations, net of tax	(28,695)	—	(28,695)	—

Net loss	$(3,716,514)	$(1,270,790)	$(4,709,009)	$(4,745,865)

Other comprehensive loss
Foreign currency translation adjustment, net of tax	(768,906)	(135,882)	(1,041,441)	(914,866)

Comprehensive loss	$(4,485,420)	$(1,406,672)	$(5,750,450)	$(5,660,731)

Net loss per common share
Basic and diluted	$(0.11)	$(0.04)	$(0.13)	$(0.14)

Basic and diluted weighted average shares outstanding	35,324,654	34,720,320	35,228,438	34,605,809

The accompanying notes are an integral part of these consolidated financial statements.

ICx TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

	Unaudited
	Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balances at January 1, 2010	34,915,021	$34,915	$385,552,404	$(215,131,852)	$2,796,788	$(2,815,743)	$170,436,512
Comprehensive loss:
Net loss	—	—	—	(4,709,009)	—	—	(4,709,009)
Foreign currency translation, net of tax	—	—	—	—	(1,041,441)	—	(1,041,441)

Total comprehensive loss	—	—	—	(4,709,009)	(1,041,441)	—	(5,750,450)
Issuances of common stock:
Stock options, warrants and restricted stock	440,643	440	1,080,168	—	—	—	1,080,608
Stock based compensation	—	—	1,199,721	—	—	—	1,199,721
Purchases of treasury stock	—	—	—	—	—	(448,514)	(448,514)

Balances at June 30, 2010	35,355,664	$35,355	$387,832,293	$(219,840,861)	$1,755,347	$(3,264,257)	$166,517,877

The accompanying notes are an integral part of this consolidated financial statement.

ICx TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Unaudited Six Months Ended June 30,
	2010	2009
Operating activities:
Net loss	$(4,709,009)	$(4,745,865)
Loss on discontinued operations	322,264	240,455
Loss on sale of discontinued operations	28,695	—

Loss from continuing operations, net of tax	(4,358,050)	(4,505,410)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,185,093	1,985,002
Depreciation and amortization	3,824,731	6,018,879
Deferred income taxes	(29)	74,724
Increase in restricted cash	(19,423)	(19,136)
Changes in operating assets and liabilities:
Trade accounts receivable, net	15,861,341	11,090,784
Unbilled revenue	(302,448)	(744,798)
Inventories	(6,777,722)	817,889
Prepaid expenses and other assets	(1,394,026)	(2,241,564)
Accounts payable	90,260	(9,120,713)
Accrued expenses and other liabilities	(2,701,849)	(2,420,282)
Deferred revenue	5,944,839	(5,179,995)

Net cash provided by (used in) continuing operating activities	11,352,717	(4,244,620)
Cash provided by (used in) operation of discontinued operations	20,633	(412,343)

Cash provided by (used in) operating activities	11,373,350	(4,656,963)

Investing activities:
Purchases of property, plant and equipment	(928,798)	(938,848)
Increase in restricted cash	(3,863,295)	—
Decrease in restricted cash	8,481,335	—

Net cash provided by (used in) continuing investing activities	3,689,242	(938,848)
Proceeds from sale of discontinued operations	30,000	—

Net cash provided by (used in) investing activities	3,719,242	(938,848)

Financing activities:
Proceeds from issuance of common stock	1,080,608	94,876
Borrowings under lines of credit	500,000	5,693,600
Repayments under lines of credit	(500,000)	(5,693,600)
Repayments of notes payable and long-term debt	(31,210)	(30,654)
Purchase of treasury shares	(448,514)	(449,670)

Net cash provided by (used in) financing activities	600,884	(385,448)

Effect of foreign exchange rate on cash	(211,615)	417,817

Net change in cash and cash equivalents	15,481,861	(5,563,442)
Cash and cash equivalents at beginning of period	22,257,000	30,348,639

Cash and cash equivalents at end of period	$37,738,861	$24,785,197

The accompanying notes are an integral part of these consolidated financial statements.

ICx TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2010 and 2009

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

As more fully described in Note 8, the Company’s Board of Directors approved a plan in 2009 to sell PureTech Systems, Inc. (“PureTech”). PureTech was sold in June 2010. As a result, the results of operations and the assets and liabilities of PureTech prior to the sale are included as discontinued operations in the accompanying consolidated financial statements.

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

(b)	Restricted Cash

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

(c)	Allowance for Trade Accounts and Notes Receivable

At June 30, 2010 and December 31, 2009, trade accounts receivable, net was comprised of the following:

	June 30, 2010	December 31, 2009
U.S. government	$8,663,048	$12,471,620
Commercial and other	13,263,664	24,775,531

	$21,926,712	$37,247,151
Allowance for doubtful accounts	(1,189,836)	(495,942)

Trade accounts receivable, net	$20,736,876	$36,751,209

At June 30, 2010 and December 31, 2009, no customer other than the U.S. government accounted for 10% or greater of the net trade accounts receivable balance.

(d)	Inventories

At June 30, 2010 and December 31, 2009, inventories were comprised of the following:

	June 30, 2010	December 31, 2009
Raw materials	$15,186,290	$11,696,878
Work in progress	5,341,363	3,662,442
Finished goods	10,347,355	8,302,707

	$30,875,008	$23,662,027
Reserve for obsolescence	(1,945,456)	(1,171,208)

	$28,929,552	$22,490,819

(e)	Goodwill and Other Intangible Assets

Goodwill and other intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Additionally, goodwill is tested for impairment at least annually. Goodwill is not amortized. Pursuant to the Company’s policies for assessing impairment of goodwill and long-lived assets, no goodwill was written off in the first six months of 2010 or 2009. The Company has not historically incurred significant costs to renew or extend the term of recognized intangible assets.

(f)	Revenue Recognition

The Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collection from the customer is reasonably assured. Product revenue is generally recognized upon shipment, unless customer acceptance is required, in which case product revenue is recognized when documentation of customer acceptance is received.

The Company earns contract research and development revenue by performing research and development primarily under contracts entered into with the U.S. government or as subcontractors to other commercial entities that contract with the U.S. government. The Company earns the majority of its service and other revenue from custom development services and project management and technology integration services under contracts entered into with various U.S., state or local government agencies or other commercial entities that contract with these agencies. Most of these contracts are either based on costs incurred plus a fixed fee or are based on a fixed price. The Company recognizes revenue from these contracts using the percentage of completion method. The Company principally uses labor efforts expended and estimated gross profit as a percentage of total estimated costs and contract value or contract milestones to measure the progress of contract completeness. Revisions in cost and contract value estimates during the progress of work have the effect of adjusting earnings in the current period for work that may have been performed in prior periods. When estimates of current costs indicate a loss, provision is made for the total anticipated loss in the current period. Under cost plus fixed fee contracts, the Company may bill and be reimbursed for costs incurred in advance of revenue recognition if the percentage of contract completeness does not coincide with costs incurred. Additionally, certain fixed price contracts provide for billings and/or payments that may not coincide with revenue recognition. To the extent that customer billings or payments are in excess of revenues, the excess is recorded as deferred revenue and contract costs in excess of expected earnings under the contract are deferred. At June 30, 2010 and December 31, 2009, the Company had included in deferred revenue $8,065,753 and $2,685,423 of excess billings or customer payments, respectively, related to percentage of completion timing differences. Deferred contract costs at June 30, 2010 and December 31, 2009 were not material. In certain circumstances, revenue is recognized and costs are accrued under the percentage of completion method under cost plus and fixed fee contracts. Additionally, revenue may be recognized prior to billings on these contracts. Such amounts are recorded as unbilled revenue and are expected to be collected within one year of recognition, and if contract costs incurred are below the earnings that are expected to be realized upon contract completion, they are accrued until the costs are incurred. At June 30, 2010 and December 31, 2009, the Company had unbilled revenue of $9,268,225 and $8,957,090, respectively, included in the accompanying financial statements, substantially all of which is expected to be collected within one year. At June 30, 2010 and December 31, 2009, this amount included $392,581 and $1,501,147, respectively, of unbilled revenue related to an engineering and integration project which was billed in the following month, and $2,448,647 and $1,876,580, respectively, of unbilled revenue related to two intelligent transportation solutions projects. Accrued contract costs at June 30, 2010 and December 31, 2009, were not material. The Company had no material claims outstanding under its research and development contracts as of June 30, 2010.

Warranty income under separate agreements is recognized ratably over the life of the warranty. The Company recognizes revenue from services at the time the related services are performed. Deferred revenue includes $2,463,674 and $1,798,918 at June 30, 2010 and December 31, 2009, respectively, of warranty agreements and prepayments on service contracts.

The Company recognizes revenue from software license fees when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collection from the customer is reasonably assured. Revenue from post contract customer maintenance and support is deferred and recognized ratably over the life of the post contract customer maintenance and support agreement. Deferred revenue includes $355,668 and $459,007 at June 30, 2010 and December 31, 2009, respectively, of revenue deferred under multiple-element software arrangements for post contract customer support.

(g)	Accounting for Stock-Based Compensation

The Company values equity-classified, share-based payments to employees, including grants of employee stock options at fair value on the date of grant and expenses stock-based compensation over the applicable vesting period. Share-based awards granted or modified are recognized in compensation expense over the applicable vesting period.

During the three months ended June 30, 2010 and 2009, the Company recorded non-cash stock-based compensation expense of $661,097 and $963,129, respectively. During the six months ended June 30, 2010 and 2009, the Company recorded non-cash stock-based compensation expense of $1,199,721 and $2,002,100, respectively. As of June 30, 2010, and December 31, 2009, the Company’s total unrecognized compensation cost related to stock-based awards was $4.1 million and $2.8 million, respectively.

(h)	Loss Per Share

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

For the quarter ended June 30, 2010, the Company had 35,324,654 weighted average shares outstanding, and all of the Company’s potential common shares were anti-dilutive as the Company was in a net loss position. Those potential common shares consisted of 637,470 weighted average shares of stock.

For the quarter ended June 30, 2009, the Company had 34,720,320 weighted average shares outstanding and all of the Company’s potential common shares were anti-dilutive as the Company was in a net loss position. Those potential common shares consisted of 398,128 weighted average shares of stock.

For the six months ended June 30, 2010, the Company had 35,228,438 weighted average shares outstanding, and all of the Company’s potential common shares were anti-dilutive as the Company was in a net loss position. Those potential common shares consisted of 823,173 weighted average shares of stock.

For the six months ended June 30, 2009, the Company had 34,605,809 weighted average shares outstanding and all of the Company’s potential common shares were anti-dilutive as the Company was in a net loss position. Those potential common shares consisted of 479,750 weighted average shares of stock.

(i)	Reclassifications

The 2009 balances in the consolidated financial statements and notes to consolidated financial statements have been reclassified to conform to the 2010 presentation of discontinued operations (Note 8). These reclassifications had no impact on reported net income or earnings per share.

(j)	Fair Value Measurements

Under U.S. GAAP, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under U.S. GAAP must maximize the use of observable inputs and minimize the use of unobservable inputs. U.S. GAAP includes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

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

Nonfinancial nonrecurring assets and liabilities included in the Company’s consolidated balance sheet include long lived assets such as property, plant and equipment, intangibles and goodwill, which are measured at fair value to test for and measure an impairment charge, when necessary. These assets fall within level 3 of the fair value hierarchy, as significant unobservable inputs such as the Company’s projected operating results are used to estimate the fair value of these assets. Due to the Company’s plan to sell PureTech (Note 8), the related assets and liabilities were classified within level 2 of the fair value hierarchy in the third quarter of 2009. During the three and six months ended June 30, 2010, $148,100 of other long-term assets were written off in connection with discontinued operations to remeasure these nonfinancial assets to fair value based on a level 2 estimated market price. During the three and six months ended June 30, 2009, no such nonfinancial assets or liabilities were remeasured to fair value.

(k)	Recent Accounting Pronouncements

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

Administrative Services Agreement with Wexford

The Company entered into an Administrative Services Agreement with Wexford under which the Company may request certain legal, accounting, back office, and other services. The Company is obligated to reimburse Wexford for all of its direct and indirect costs allocated to the performance of such services. The Company incurred general and administrative expenses of $43,584 and $13,015 in the three months ended June 30, 2010 and 2009, respectively, and $62,334 and $30,918 in the six months ended June 30, 2010 and 2009, respectively, pursuant to the agreement. Either party may terminate specific services or cancel the agreement upon written notice to the other party.

Leases

Juergen Stein, CEO and President of Target GmbH, a subsidiary of the Company, leases facilities to the Company under a lease agreement dated January 1, 2005. Rent expense of $27,000 was incurred in the three months ended June 30, 2010 and 2009, respectively. Rent expense of $54,000 was incurred in the six months ended June 30, 2010 and 2009, respectively. The lease term ends on December 31, 2020, and can be renewed for one year terms thereafter.

Strange Family Holdings, LLP, leases facilities to the Company under a lease agreement dated June 15, 2005. Rent expense of $17,586 and $17,074 was incurred in the three months ended June 30, 2010 and 2009, respectively. Rent expense of $35,172 and $34,148 was incurred in the six months ended June 30, 2010 and 2009, respectively. The lease term was renewed with similar terms for a one year period ending on September 15, 2010, and can be renewed for five additional one year terms thereafter. Certain family members of the Strange family hold senior management positions in one of the Company’s subsidiaries.

Insurance Commissions

The Company provides health, dental, vision, life and disability insurance to its employees as an employee benefit. The Company’s insurance broker is Hamilton Green & Company, Ltd., the president and principal stockholder of which is Susan Jacobs, the sister of one of the Company’s directors, Joseph M. Jacobs. The Company does not pay commissions directly to Hamilton Green & Company, Ltd. for these brokerage services and therefore is uncertain as to the total commissions paid to Hamilton Green & Company, Ltd. However, total premiums paid by both the Company and through payroll deductions were $1,404,209 and $1,440,826 in the three months ended June 30, 2010 and 2009, respectively, and $2,817,871 and $2,878,513 in the six months ended June 30, 2010 and 2009, respectively, pursuant to the insurance policies. The Company may change its broker designation upon notice to its insurance carrier.

3.	Commitments and Contingencies

The Company is routinely involved in various legal matters arising from the normal course of business. Management believes that losses, if any, arising from such actions will not have a material adverse effect on the financial position or results of operations of the Company.

On or about February 24, 2010, Research International, Inc. filed a complaint against ICx Technologies, Inc. and its wholly owned subsidiary, MesoSystems Technology, Inc., in the United States District Court, Western District of Washington at Seattle, alleging infringement of Research International’s United States Patent Nos. 6,484,594 and 7,261,008. This complaint was settled in April 2010. . In accordance with the settlement agreement, the Company paid a one-time, initial royalty payment of $100,000 and agreed to pay a small royalty on future sales of certain products until expiration of the patents included in the complaint. As such, settlement did not have a material impact on the Company’s consolidated financial position or results of operations.

4.	Income Taxes

As of June 30, 2010 and December 31, 2009, the Company had unrecognized tax benefits of $1.4 million. If recognized in future periods, $1.4 million would reduce the Company’s effective income tax rate. No interest or penalties have been accrued. The Company does not expect the unrecognized tax benefits to significantly change within the next 12 months. The Company has elected to report interest and penalties as a component of income tax expense.

5.	Lines of Credit

Lines of Credit

One of the Company’s subsidiaries has operating line of credit with a bank in which borrowing is generally collateralized by and based on a percentage of certain eligible accounts receivable, inventory, and/or property and equipment. Interest is based on prime, but the agreement contains an interest rate floor of 5.50%. Maximum borrowings under the line are $2.5 million. The line matures on April 26, 2011. At June 30, 2010 and December 31, 2009, no amounts were outstanding under the line of credit.

6.	Treasury Stock

As part of the Company’s stock-based compensation plans, the Company offers employees the opportunity to make required tax payments with cash or through a net share settlement. For employees choosing net share settlement, the Company makes required tax payments on behalf of employees as their stock awards vest and then withholds a number of vested shares having a value on the date of vesting equal to the tax obligation. The shares withheld were recorded as treasury shares. During the six months ended June 30, 2010, the Company repurchased 62,570 shares in settlement of employees’ tax obligations for a total of $448,514 or an average of $7.17 per share.

7.	Stock-Based Compensation

The following table summarizes activity for nonvested restricted stock (“RS”) and nonvested restricted stock units (“RSUs”) granted under the 2007 Equity Incentive Plan for the six months ended June 30, 2010:

	2010
	Restricted Stock and Restricted Stock Units	Weighted Average Fair Value
Nonvested RS and RSUs outstanding at January 1, 2010	490,512	$6.64
RS and RSUs granted	396,700	7.14
RS and RSUs vested	(209,449)	6.88
RS and RSUs forfeited	(18,209)	6.44

Nonvested RS and RSUs outstanding at June 30, 2010	659,554	$6.87

The Company recorded stock-based compensation expense of $569,389 and $768,332 during the three months ended June 30, 2010 and 2009, respectively, and $999,138 and $1,578,769 during the six months ended June 30, 2010 and 2009, respectively, in connection with grants of RS and RSUs. Grants of RS and RSUs are valued using the closing market price of the Company’s common stock on the date of grant.

The aggregate intrinsic value of outstanding RS and RSUs at June 30, 2010 was $4.8 million. Also at June 30, 2010, total compensation cost related to nonvested RS and RSU awards that had not yet been recognized totaled $3.3 million. The weighted average period over which this amount will be recognized is estimated to be 1.8 years.

Stock option activity for options issued under the 2007 Equity Incentive Plan was as follows as of June 30, 2010, and for the six months then ended:

	Shares Subject to Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2010	2,340,659	$5.84
Options granted	55,000	6.59
Options exercised	(221,299)	4.88
Options terminated, cancelled or expired	(31,426)	5.73

Options outstanding at June 30, 2010	2,142,934	$5.96	6.32	$5,684,736

Options exercisable at June 30, 2010	1,570,769	$6.22	5.40	$3,063,080

For options granted in 2010 and 2009, the fair value of options was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

For the six months ended June 30,	2010	2009
Grant date fair value	$3.64	$1.78
Risk-free interest rate	3.10%	2.01 – 2.195%
Dividend yield	—%	—%
Expected life (years)	6.25	6.25 – 6.5
Expected volatility	45.1%	47.0%

No dividend yield assumption was included because the Company does not plan to pay dividends.

Board-discretionary stock option activity was as follows as of June 30, 2010, and for the six months then ended:

	Shares Subject to Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2010	109,200	$0.16
Options granted	—	—
Options exercised	(9,860)	0.16
Options terminated, cancelled or expired	—	—

Options outstanding at June 30, 2010	99,340	$0.16	5.03	$709,288

Options exercisable at June 30, 2010	99,340	$0.16	5.03	$709,288

Stock-based compensation expense pertaining to stock options totaled $91,708 and $194,797 for the three months ended June 30, 2010 and 2009, respectively, and $200,583 and $423,331 for the six months ended June 30, 2010 and 2009, respectively. Cash received from the exercise of stock options totaled approximately $31,000 and $44,000 for the three months ended June 30, 2010 and 2009, respectively, and approximately $1.1 million and $95,000 for the six months ended June 30, 2010 and 2009, respectively.

The aggregate intrinsic value of outstanding options at June 30, 2010 was $5.0 million. Also at June 30, 2010, total compensation cost related to nonvested awards that had not yet been recognized totaled $0.8 million. The weighted average period over which this amount will be recognized is estimated to be 3.0 years.

8.	Discontinued Operations

In the third quarter of 2009, the Company’s Board of Directors adopted a plan of sale and put PureTech Systems, Inc. (PureTech), a unit in the Solutions segment, up for sale, as the business model of this unit no longer aligned with the strategic plans of the Company. The Company completed the sale of PureTech in the second quarter of 2010 for $30,000 in cash and a receivable of $375,000 payable over three years. In conjunction with this sale, the Company recognized a loss on the sale of discontinued operations of $28,695 in the three months ended June 30, 2010. Additionally, the Company recognized a loss on discontinued operations of $8,803 and $86,957 in the three months ended June 30, 2010 and 2009, respectively, and a loss on discontinued operations of $322,264 and $240,455 in the six months ended June 30, 2010 and 2009, respectively. The 2010 loss on discontinued operations included a $148,100 impairment charge to write down PureTech’s non-current assets to fair market value in the first quarter of 2010. Prior year financial statements included herein have been reclassified to present the operations of PureTech as discontinued operations.

Revenues and net loss before income taxes of PureTech reported in discontinued operations are as follows:

	For the three months ended June 30,
	2010	2009
Revenues	$326,800	$433,025
Net loss before income taxes	(8,803)	(86,957)

	For the six months ended June 30,
	2010	2009
Revenues	$1,281,814	$824,452
Net loss before income taxes	(322,264)	(240,455)

The assets and liabilities of the discontinued operations are presented separately in the consolidated balance sheets under the captions “Current assets of discontinued operations”, “Noncurrent assets of discontinued operations”, and “Current liabilities of discontinued operations” and consist of the following:

December 31, 2009
Assets of discontinued operations:
Cash	$13,262
Accounts receivable, net	1,016,692
Inventories	25,805
Property, plant and equipment, net	26,845
Other assets	348,294

Total assets	$1,430,898

Liabilities of discontinued operations:
Accounts payable	$3,211
Accrued payroll	50,119
Accrued expenses	564
Deferred revenue	824,743

Total liabilities	$878,637

9.	Segment Information

The Company has three reportable segments: detection, surveillance, and solutions. The detection segment provides chemical, biological, radiological, nuclear, and radiation detection activities. The surveillance segment provides perimeter security and monitoring. The solutions segment designs, creates, and deploys security operating systems and video networking systems. Intersegment revenues are fully eliminated in consolidation. Most general and administrative expenses and all selling and marketing expenses are allocated to the Company’s reportable segments.

The following is a summary of information for the Company’s reportable segments:

	For the three months ended June 30, 2010
	Detection	Surveillance	Solutions	Segments Combined
Total revenues	$22,917,680	$6,962,713	$6,320,866	$36,201,259
Intersegment revenues	—	—	(222,488)	(222,488)

Revenues from external customers	22,917,680	6,962,713	6,098,378	35,978,771
Segment operating income (loss)	(1,165,995)	(1,708,267)	(103,555)	(2,977,817)
Depreciation and amortization	1,291,884	344,729	75,894	1,712,507

	For the three months ended June 30, 2009
	Detection	Surveillance	Solutions	Segments Combined
Total revenues	$24,323,573	$13,388,784	$7,576,020	$45,288,377
Intersegment revenues	—	(7,600)	(293,205)	(300,805)

Revenues from external customers	24,323,573	13,381,184	7,282,815	44,987,572
Segment operating income (loss)	(556,299)	(831,073)	167,879	(1,219,493)
Depreciation and amortization	1,940,295	748,792	118,238	2,807,325

	For the six months ended June 30, 2010
	Detection	Surveillance	Solutions	Segments Combined
Total revenues	$50,075,735	$14,239,105	$12,551,392	$76,866,232
Intersegment revenues	—	—	(317,635)	(317,635)

Revenues from external customers	50,075,735	14,239,105	12,233,757	76,548,597
Segment operating income (loss)	541,978	(3,071,227)	(786,376)	(3,315,625)
Depreciation and amortization	2,631,429	719,327	155,151	3,505,907
Segment property, plant and equipment additions	623,009	188,732	27,620	839,361

	For the six months ended June 30, 2009
	Detection	Surveillance	Solutions	Segments Combined
Total revenues	$45,521,181	$29,468,359	$17,840,081	$92,829,621
Intersegment revenues	—	(7,600)	(443,480)	(451,080)

Revenues from external customers	45,521,181	29,460,759	17,396,601	92,378,541
Segment operating income (loss)	(3,296,200)	(1,233,872)	195,613	(4,334,459)
Depreciation and amortization	3,855,072	1,492,593	298,315	5,645,980
Segment property, plant and equipment additions	899,808	(35,421)	17,857	882,244

As of June 30, 2010
Segment total assets	97,060,116	37,071,125	20,282,071	154,413,311
Segment goodwill	51,478,229	12,736,716	6,061,807	70,276,752

As of December 31, 2009
Segment total assets	105,712,857	37,555,241	23,539,079	166,807,177
Segment goodwill	51,478,229	12,736,716	6,059,545	70,274,490

Following is a reconciliation of the Company’s operating losses from reportable segments to the total Company loss before income taxes:

	For the three months ended June 30,
	2010	2009
Operating losses from reportable segments	$(2,977,817)	$(1,219,493)
Unallocated depreciation and amortization expense	(159,799)	(188,509)
Unallocated general and administrative expense	(617,071)	—
Interest income	15,079	39,118
Interest expense	(17,305)	(37,234)
Other non-operating gains (losses), net	587,185	344,419

Loss before income taxes	$(3,169,728)	$(1,061,699)

	For the six months ended June 30,
	2010	2009
Operating losses from reportable segments	$(3,315,625)	$(4,334,459)
Unallocated depreciation and amortization expense	(318,824)	(372,899)
Unallocated general and administrative expense	(750,568)	—
Interest income	26,854	90,971
Interest expense	(44,739)	(54,513)
Other non-operating gains (losses), net	834,391	400,913

Loss before income taxes	$(3,568,511)	$(4,269,987)

Following is a reconciliation of the property, plant and equipment additions from the Company’s reportable segments to the total property, plant and equipment additions of the Company:

	For the six months ended June 30,
	2010	2009
Total property, plant and equipment additions from reportable segments	$839,361	$882,244
Unallocated property, plant and equipment additions	89,437	56,604

Total property, plant and equipment additions	$928,798	$938,848

Following is a reconciliation of the total assets from the Company’s reportable segments to the total assets of the Company:

	June 30, 2010	December 31, 2009
Total assets from reportable segments	$154,413,311	$166,807,177
Unallocated cash and cash equivalents, including restricted cash	37,380,846	26,105,559
Unallocated prepaid expenses and other assets	5,457,895	3,733,537
Deferred income taxes	346,721	346,721
Current and noncurrent assets of discontinued operations	—	1,430,898

Total assets	$197,598,773	$198,423,892

10.	Subsequent Event

On August 16, 2010, the Company, FLIR Systems, Inc., an Oregon corporation (“Parent”), and Indicator Merger Sub, Inc., a Delaware corporation and wholly owned Subsidiary of Parent (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”).

Pursuant to the Merger Agreement, and upon the terms and subject to the conditions described therein, Merger Sub has agreed to commence a tender offer (the “Offer”) for all of the Company’s outstanding shares of common stock, par value $0.001 per share (the “Company Common Stock”), at a purchase price of $7.55 per share net to the seller in cash, without interest (less any applicable withholding taxes) (the “Offer Price”). The Offer will expire on the twentieth business day from and including the commencement date unless extended in accordance with the terms of the Merger Agreement and applicable law. The obligation of Parent and Merger Sub to consummate the Offer is subject to customary conditions, including that a majority of the outstanding shares of Company Common Stock (determined on a fully diluted basis), shall have been validly tendered and not withdrawn prior to the expiration of the Offer.

Upon successful completion of the Offer, and subject to the terms and conditions of the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent (the “Merger”). At the effective time of the Merger, each issued and outstanding share of Company Common Stock, other than shares held in the treasury of the Company or owned by Parent, Merger Sub or any of their subsidiaries, and shares of Company Common Stock held by stockholders who properly demand appraisal rights, will be converted into the right to receive the Offer Price. Vested equity awards will be cancelled in the Merger and converted into the right to receive cash as determined under the Merger Agreement. Unvested equity awards will be converted to a similar right to acquire the number of shares of Parent’s common stock as determined under the Merger Agreement.

The Merger Agreement and several related agreements are described in, and copies of such agreements are filed as exhibits with, a Current Report on Form 8-K filed by the Company on August 16, 2010.

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

Current Events

On August 16, 2010, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with FLIR Systems, Inc. and Indicator Merger Sub, Inc. whereby Indicator Merger Sub, Inc. has agreed to commence a tender offer for all of the Company’s outstanding shares of common stock at a purchase price of $7.55 per share. For additional information about the Merger Agreement, refer to Note 10 of the Notes to the Consolidated Financial Statements in Item 1 — Financial Statements.

Key Business Metrics

We monitor a number of key metrics to help forecast growth, establish budgets, measure the effectiveness of our selling and marketing efforts, accelerate product development and measure operational effectiveness.

Product Revenue. We were incorporated in 2003, and our business was formed through a series of complementary acquisitions in 2005. Many of these businesses were in the early stages of transitioning advanced technologies into products, integrating solutions and developing marketing and sales strategies. Beginning in 2005, we began to develop a more comprehensive selling and marketing structure to support our business segments. A key measure of our success is product revenue growth. Because our financial statements present the results of operations of acquired businesses from the date of acquisition, during periods in which we have significant acquisitions, we monitor revenue growth by comparing current periods against pro forma results of operations as if we had acquired the businesses as of the beginning of the prior comparable periods.

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

Description of Certain Factors Affecting our Revenue, Gross Profit and Operating Expenses

Product Revenue and Gross Profit. In our Detection segment, we primarily derive product revenue through the sale of a variety of chemical, biological, radiological, nuclear and explosive sensor products. In our Surveillance segment, we primarily derive product revenue from the sale of our integrated towers, our thermal imaging cameras and radar products. In our Solutions segment, we primarily derive product revenue from the sale of our command and control advanced software products.

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

Selling and Marketing Expenses. Beginning in 2006 through the end of 2008, we increased our spending on selling, marketing and other related business development matters to support our early stage products and emerging technologies and to support anticipated future growth in our business. With the downturn of the economy in late 2008 and the continued uncertainty in 2009, we took steps to scale back certain aspects of our commercial selling and marketing activities. Accordingly, during 2009 our selling and marketing expense decreased compared to previous years and we expect that in 2010 our selling and marketing costs will stabilize or grow slightly compared to 2009.

Research and Development. In addition to external funding we receive and record as revenue from the U.S. government and other commercial entities for contract research and development activities, we also invest in research and development activities using our own internal funds in an effort to provide additional means for accelerating the development of new and enhanced product offerings and to expand our technological leadership. The costs of our internally funded research and development are included in our operating expenses. Beginning in 2006 and throughout most of 2008, we increased our spending on internally funded research and development activities and the integration of products and technologies among our reportable segments. One of our key objectives is to expand our market share by continuing to convert advanced technologies into products and single-source integrated solutions. In 2008, we significantly increased our externally funded research and development and have continued to secure additional funding in 2009. Accordingly, our internal research and development expense declined in 2009 as we utilized our technical resources on externally funded research and development activities, and we expect that in 2010 internal research and development expense will increase compared to 2009.

Results of Operations - Comparison of the Three Months Ended June 30, 2010 and 2009

The following table presents selected summarized consolidated financial information for the three months ended June 30, 2010 and 2009.

	Three Months Ended June 30,
	2010	2009
	(dollars in thousands) (unaudited)
Product revenue	$19,584	$22,123
Gross profit %	55.9%	51.0%
Contract research and development revenue	$10,147	$12,692
Gross profit %	26.7%	24.6%
Service and other revenue	$6,248	$10,173
Gross profit %	35.5%	27.9%

Total revenue	$35,979	$44,988

Gross profit %	44.1%	38.3%

Operating income (loss) excluding depreciation and amortization	$(1,883)	$1,588
Depreciation and amortization	1,872	2,996

Operating loss	$(3,755)	$(1,408)

Loss from continuing operations	$(3,679)	$(1,184)
Loss from discontinued operations, net	(38)	(87)

Net loss	$(3,717)	$(1,271)

Product Revenue and Gross Profit. Product revenue decreased $2.5 million, or 11%, to $19.6 million in the second quarter of 2010 from $22.1 million in the second quarter of 2009. The decrease primarily resulted from reduced sales of products in our Surveillance segment which were partially offset by increased product sales in our Detection segment, as discussed below in “Surveillance Segment – Comparison of the Three Months Ended June 30, 2010 and 2009” and in “Detection Segment – Comparison of the Three Months Ended June 30, 2010 and 2009”. Gross profit as a percentage of product revenue was 55.9% and 51.0% in the second quarters of 2010 and 2009, respectively. The increase was due to a higher portion of 2010 product revenue from Detection products and camera and radar products which typically carry higher gross margins than our platform products. In 2009, a higher portion of our product revenue was derived from platform sales.

Contract Research and Development Revenue and Gross Profit. Contract research and development revenue decreased $2.6 million, or 20%, to $10.1 million in the second quarter of 2010 from $12.7 million in the second quarter of 2009. In our Detection segment, contract research and development revenue decreased $2.9 million in the second quarter of 2010 compared to the same period last year primarily due to funding delays under our significant long-term contract award for the development of a nuclear and chemical reconnaissance system (“J2”) and funding delays in our explosives and radiation groups. The decreased revenue from Detection was partially offset by a $0.3 million increase in contract research and development revenue in our Surveillance segment in the second quarter of 2010 compared to the same quarter in 2009. Gross profit as a percentage of contract research and development revenue was 26.7% and 24.6% in the second quarters of 2010 and 2009, respectively. The increase in gross profit is primarily due to the mix of contract types and the estimates inherent in the recognition of revenue and costs under the percentage-of-completion method.

Service and Other Revenue and Gross Profit. Service and other revenue decreased $4.0 million, or 39%, to $6.2 million in the second quarter of 2010 from $10.2 million in the second quarter of 2009. Service and other revenue in our Surveillance segment accounted for approximately $3.3 million of the decrease, the majority of which relates to the delivery of custom platforms under a contract that ended in the second quarter of 2009. In our Solutions segment, service and other revenue accounted for approximately $1.1 million of the revenue decrease, the majority of which was related to fewer contracts in our transportation group. Gross profit as a percentage of service and other revenue was 35.5% and 27.9% in the second quarters of 2010 and 2009, respectively. Gross profit increased in the second quarter of 2010 primarily due to the mix of contract types and the estimates inherent in recognizing revenue and costs under the percentage-of-completion method of accounting.

Operating Loss. Operating loss increased $2.4 million, or 171%, to $3.8 million in the second quarter of 2010 from $1.4 million in the second quarter of 2009. The increase is primarily related to a decrease in gross profit dollars of $1.4 million over the comparable quarter and a $1.0 million increase in operating expenses. The decrease in gross profit resulted from lower revenue. The increase in operating expenses primarily resulted from increased spending on internal research and development projects. Operating income (loss) excluding depreciation and amortization is a non-GAAP financial measure that is derived by reducing our operating loss by depreciation and amortization. Amortization primarily represents costs associated with our business acquisitions that do not correspond to an outlay of current and future cash flow. Accordingly, we believe operating income (loss) excluding depreciation and amortization is a more meaningful measure of our recurring operations and an indicator of our working capital requirements. Operating income (loss) excluding depreciation and amortization decreased $3.5 million, or 219%, to a loss of $1.9 million in the second quarter of 2010 from income of $1.6 million in the second quarter of 2009 primarily due to lower revenue and gross profit and increased spending on internal research and development.

Discontinued Operations. In the second quarter of 2010, we completed the sale of PureTech. In conjunction with this sale, we recognized a loss on the sale of discontinued operations of $28,695. Additionally, we recognized a loss on discontinued operations of $8,803 and $86,957 in the three months ended June 30, 2010 and 2009, respectively.

Net Loss. Net loss increased $2.4 million, or 185%, to $3.7 million in the second quarter of 2010 from $1.3 million in the second quarter of 2009 primarily due to decreased revenue and gross profit and increased operating expenses as explained in the “Operating Loss” section above.

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

Detection Segment—Comparison of the Three Months Ended June 30, 2010 and 2009

	Three Months Ended June 30,
	2010	2009
	(dollars in thousands) (unaudited)
Revenue and gross profit %
Product revenue	$11,912	$10,886
Contract research and development revenue	9,706	12,573
Service and other revenue	1,300	865

Total revenue	$22,918	$24,324

Gross profit %	42.1%	40.2%

Operating loss	$(1,166)	$(556)

Product Revenue. Product revenue increased $1.0 million, or 9%, to $11.9 million in the second quarter of 2010 from $10.9 million in the second quarter of 2009. The majority of the increase resulted from more sales of our radiation detection products.

Contract Research and Development Revenue. Contract research and development revenue in the second quarter of 2010 decreased $2.9 million, or 23%, to $9.7 million in the second quarter of 2010 from $12.6 million in the second quarter of 2009. The decrease is primarily due to delays in funding under our significant long-term contract award for the development of a nuclear and chemical reconnaissance system (“J2”) and delays in funding in our explosives and radiation groups.

Service and Other Revenue. Service and other revenue in the second quarter of 2010 increased $0.4 million, or 44%, to $1.3 million in the second quarter of 2010 from $0.9 million in the second quarter of 2009.

Gross Profit. Gross profit as a percentage of revenue increased from 40.2% in the second quarter of 2009 to 42.1% in the second quarter of 2010 primarily due to a higher percentage of revenue from product sales which carry higher gross margins than revenue from contract research and development projects.

Operating Loss. Operating loss increased $0.6 million, or 100%, to $1.2 million in the second quarter of 2010 from $0.6 million in the second quarter of 2009. A decrease in gross profit of $0.1 million over the comparable quarter and a $0.5 million increase in operating expenses were the primary factors for the increased operating loss. The decrease in gross profit is due to lower revenue. The increase in operating expenses primarily resulted from more spending on internal research and development, and higher selling and marketing expenses due to more bid and proposal activity and an increase in international selling and marketing activities.

Surveillance Segment—Comparison of the Three Months Ended June 30, 2010 and 2009

	Three Months Ended June 30,
	2010	2009
	(dollars in thousands) (unaudited)
Revenue and gross profit %
Product revenue	$5,912	$9,415
Contract research and development revenue	441	119
Service and other revenue	610	3,855

Total revenue	$6,963	$13,389

Gross profit %	57.0%	35.8%

Operating loss	$(1,708)	$(831)

Product Revenue. Product revenue decreased $3.5 million, or 37%, to $5.9 million in the second quarter of 2010 from $9.4 million in the second quarter of 2009. The decrease is primarily due to lower revenue from platforms. Customer orders for platforms are typically comprised of a large number of units in a single order which can result in significant variability in quarterly revenue comparisons which depend on the timing of production and delivery cycles. In 2009, we had two large orders for platforms that we delivered in the second quarter; whereas at the end of our second quarter of 2010, we have more platform orders in backlog than in 2009. At June 30, 2010, we had $25.2 million of platforms in backlog compared to $3.4 million in backlog at June 30, 2009. We expect to deliver the $25.2 million of platforms in backlog during the second half of 2010.

Contract Research and Development Revenue. Contract research and development revenue increased $0.3 million, or 300%, to $0.4 million in the second quarter of 2010 from $0.1 million in the second quarter of 2009.

Service and Other Revenue. Service and other revenue in the second quarter of 2010 decreased $3.3 million, or 85%, to $0.6 million in the second quarter of 2010 from $3.9 million in the second quarter of 2009. The decrease resulted from the delivery of integrated platforms under a significant custom development contract that ended in the second quarter of 2009. Most of our platform orders have been and are expected to continue under contracts for fixed price unit deliveries rather than custom development contracts. Accordingly, we expect the majority of our platform deliveries to be reported as product revenue in future periods.

Gross Profit. Gross profit as a percentage of revenue was 57.0% and 35.8% in the second quarters of 2010 and 2009, respectively. The increase in gross profit resulted from a higher percentage of revenue from camera and radar sales which carry higher gross margins than revenue from platforms.

Operating Loss. Operating loss increased $0.9 million, or 113%, to $1.7 million in the second quarter of 2010 from $0.8 million in the second quarter of 2009. The higher operating loss resulted primarily from a $0.8 million decrease in gross profit due to lower revenues. Total operating expenses in the second quarter of 2010 remained flat compared to the same period in 2009 at approximately $5.7 million.

Solutions Segment—Comparison of the Three Months Ended June 30, 2010 and 2009

	Three Months Ended June 30,
	2010	2009
	(dollars in thousands) (unaudited)
Revenue and gross profit %
Product revenue	$1,746	$1,831
Contract research and development revenue	59	121
Service and other revenue	4,516	5,624

Total revenue	$6,321	$7,576

Gross profit %	35.7%	35.4%

Operating income (loss)	$(104)	$168

Product Revenue. Product revenue decreased $0.1 million, or 6%, to $1.7 million in the second quarter of 2010 from $1.8 million in the second quarter of 2009.

Service and Other Revenue. Service and other revenue decreased $1.1 million, or 20%, to $4.5 million in the second quarter of 2010 from $5.6 million in the second quarter of 2009. The decrease was primarily attributable to fewer contracts in our intelligent transportation group.

Gross Profit. Gross profit as a percentage of revenue was 35.7% and 35.4% in the second quarters of 2010 and 2009, respectively.

Operating (Loss) Income. Operating income of $0.2 million for the second quarter of 2009, decreased $0.3 million, or 150%, to an operating loss of $0.1 million in the second quarter of 2010 due to a $0.4 million reduction in gross profit which was offset by a $0.1 million reduction in sales and marketing expenses.

Total 2010 and 2009 revenues included in the preceding tables include $0.2 million and $0.3 million of intersegment revenues, respectively. Refer to Note 9 of the Notes to Consolidated Financial Statements for a reconciliation of total revenue to revenues from external customers.

Reconciliation of Reportable Segment Operating Losses to the Consolidated Loss from Continuing Operations

The following tables provides a reconciliation of operating losses from reportable segments to our consolidated net loss from continuing operations for the three months ended June 30, 2010 and 2009:

	Three Months Ended June 30,
	2010	2009
	(dollars in thousands) (unaudited)
Reconciliation of segment operating losses to consolidated loss from continuing operations
Segment operating losses	$(2,978)	$(1,219)
Unallocated depreciation and amortization expenses	(160)	(189)
Unallocated general and administrative expenses	(617)	—
Interest expense	(17)	(37)
Interest income	15	39
Other nonoperating gains, net	587	344
Income tax expense	(509)	(122)

Consolidated loss from continuing operations	$(3,679)	$(1,184)

Results of Operations—Comparison of the Six Months Ended June 30, 2010 and 2009

The following table presents selected summarized consolidated financial information for the six months ended June 30, 2010 and 2009.

	Six Months Ended June 30,
	2010	2009
	(dollars in thousands) (unaudited)
Product revenue	$41,298	$38,444
Gross profit %	58.8%	50.7%
Contract research and development revenue	$22,308	$23,974
Gross profit %	26.5%	25.4%
Service and other revenue	$12,942	$29,961
Gross profit %	31.6%	28.1%

Total revenue	$76,548	$92,379

Gross profit %	44.8%	36.8%

Operating income (loss) excluding depreciation and amortization	$(560)	$1,312
Depreciation and amortization	3,825	6,019

Operating loss	$(4,385)	$(4,707)

Loss from continuing operations	$(4,358)	$(4,505)
Loss on sale of discontinued operations, net	(351)	(241)

Net loss	$(4,709)	$(4,746)

Product Revenue and Gross Profit. Product revenue increased $2.9 million, or 8%, to $41.3 million in the six months ended June 30, 2010 from $38.4 million in the six months ended June 30, 2009. The increase primarily resulted from increased sales of products in our Detection segment which was partially offset by decreased product sales in our Surveillance and Solutions segments, as discussed below in “Detection Segment – Comparison of the Six Months Ended June 30, 2010 and 2009”, in “Surveillance Segment – Comparison of the Six Months Ended June 30, 2010 and 2009”, and in “Solutions Segment – Comparison of the Six Months Ended June 30 2010 and 2009”. Gross profit as a percentage of product revenue was 58.8% and 50.7% in the six months ended June 30, 2010 and 2009, respectively. The increase was due to a higher portion of 2010 revenue from Detection product sales and Surveillance radar and camera sales which carry higher margins than revenue from Surveillance platform sales. In 2009, a higher proportion of product revenue came from Surveillance platform sales.

Contract Research and Development Revenue and Gross Profit. Contract research and development revenue decreased $1.7 million, or 7%, to $22.3 million in the six months ended June 30, 2010 from $24.0 million in the six months ended June 30, 2009. In our Detection segment, contract research and development revenue decreased $2.4 million in the six months ended June 30, 2010 compared to the same period last year. The decrease is primarily due to funding delays under our significant long-term contract award for the development of a nuclear and chemical reconnaissance system (“J2”) and funding delays in our explosives and radiation groups. The decreased revenue from Detection was offset by a $0.7 million increase in contract research and development revenue in our Surveillance segment in the six months ended June 30, 2010 compared to the same period in 2009. Gross profit as a percentage of contract research and development revenue was 26.5% and 25.4% in the six months ended June 30, 2010 and 2009, respectively. The increase in gross profit is primarily due to the mix of contract types and the estimates inherent in the recognition of revenue and costs under the percentage-of-completion method.

Service and Other Revenue and Gross Profit. Service and other revenue decreased $17.1 million, or 57%, to $12.9 million in the six months ended June 30, 2010 from $30.0 million in the six months ended June 30, 2009. Service and other revenue in our Surveillance segment accounted for approximately $13.3 million of the decrease, the majority of which was due to the final the delivery of custom platforms under a contract that ended in the second quarter of 2009. In our Solutions segment, service and other revenue accounted for approximately $4.5 million of the revenue decrease, the majority of which relates to fewer contracts in our transportation group. Gross profit as a percentage of service and other revenue was 31.6% and 28.1% in the six months ended June 30, 2010 and 2009, respectively. Gross profit increased in the six months ended June 30, 2010 primarily due to the mix of contract types and the estimates inherent in recognizing revenue and costs under the percentage-of-completion method of accounting.

Operating Loss. Operating loss decreased $0.3 million, or 6%, to $4.4 million in the six months ended June 30, 2010 from $4.7 million in the six months ended June 30, 2009. The operating loss improvement is primarily related to an increase in gross profit dollars of $0.3 million over the comparable six month period. The increase in gross profit resulted from higher gross margin percentages due to the mix of revenue being more heavily weighted to products sales than revenue from contract research and development and service and other contracts. Operating income (loss) excluding depreciation and amortization is a non-GAAP financial measure that is derived by reducing our operating loss by depreciation and amortization. Amortization primarily represents costs associated with our business acquisitions that do not correspond to an outlay of current and future cash flow. Accordingly, we believe operating income (loss) excluding depreciation and amortization is a more meaningful measure of our recurring operations and an indicator of our working capital requirements. Operating income (loss) excluding depreciation and amortization decreased $1.9 million, or 146%, to a loss of $0.6 million in the six months ended June 30, 2010 from income of $1.3 million in the six months ended June 30, 2009 primarily due to increased spending on internal research and development.

Loss from Continuing Operations. Our loss from continuing operations decreased $0.1 million, or 2%, to $4.4 million in the six months ended June 30, 2010 from $4.5 million in the six months ended June 30, 2009. Even though total revenue declined, gross profit improved slightly due to the mix of revenue being more heavily weighted to product sales which carry higher margins than revenue from contract research and development and service and other contracts, and total operating expenses for the six months ended June 30, 2010 were flat compared the same period last year.

Discontinued Operations. In the second quarter of 2010, we completed the sale of PureTech. In conjunction with this sale, we recognized a loss on the sale of discontinued operations of $28,695. Additionally, we recognized a loss on discontinued operations of $0.3 million and $0.2 million in the six months ended June 30, 2010 and 2009, respectively.

Net Loss. Net loss was $4.7 million for both the six month periods ended June 30, 2010 and 2009. Even though total revenue declined, gross profit improved slightly due to the mix of revenue being more heavily weighted to product sales which carry higher margins than revenue from contract research and development and service and other contracts, and total operating expenses for the six months ended June 30, 2010 were flat compared the same period last year.

Detection Segment—Comparison of the Six Months Ended June 30, 2010 and 2009

	Six Months Ended June 30,
	2010	2009
	(dollars in thousands) (unaudited)
Revenue and gross profit %
Product revenue	$26,321	$20,181
Contract research and development revenue	21,296	23,657
Service and other revenue	2,459	1,683

Total revenue	$50,076	$45,521

Gross profit %	44.6%	40.2%

Operating income (loss)	$542	$(3,296)

Product Revenue. Product revenue increased $6.1 million, or 30%, to $26.3 million in the six months ended June 30, 2010 from $20.2 million in the six months ended June 30, 2009. The increase primarily resulted from increased sales of our explosive and radiation detection products.

Contract Research and Development Revenue. Contract research and development revenue in the six months ended June 30, 2010 decreased $2.4 million, or 10%, to $21.3 million in the six months ended June 30, 2010 from $23.7 million in the six months ended June 30, 2009. The decrease is primarily due to funding delays under our significant long-term contract award for the development of a nuclear and chemical reconnaissance system (“J2”) and funding delays in our explosives and radiation groups.

Service and Other Revenue. Service and other revenue in the six months ended June 30, 2010 increased $0.8 million, or 47%, to $2.5 million in the six months ended June 30, 2010 from $1.7 million in the six months ended June 30, 2009.

Gross Profit. Gross profit as a percentage of revenue increased from 40.2% in the six months ended June 30, 2009 to 44.6% in the six months ended June 30, 2010 primarily due to a higher portion of revenue from product sales which carry higher gross margins than revenue from contract research and development contracts.

Operating Income (Loss). Operating income increased $3.8 million, or 115%, to $0.5 million in the six months ended June 30, 2010 from a loss of $3.3 million in the six months ended June 30, 2009. An increase in gross profit of $4.0 million over the comparable period was offset by $0.2 million in increased operating expenses. The increase in gross profit is due to an increase in total revenue and higher gross profit percentage due to a higher portion of revenue from product sales which carry higher gross margins than revenue from contract research and development.

Surveillance Segment—Comparison of the Six Months Ended June 30, 2010 and 2009

	Six Months Ended June 30,
	2010	2009
	(dollars in thousands) (unaudited)
Revenue and gross profit %
Product revenue	$11,955	$14,526
Contract research and development revenue	1,012	317
Service and other revenue	1,272	14,625

Total revenue	$14,239	$29,468

Gross profit %	55.5%	34.1%

Operating loss	$(3,071)	$(1,234)

Product Revenue. Product revenue decreased $2.5 million, or 17%, to $12.0 million in the six months ended June 30, 2010 from $14.5 million in the six months ended June 30, 2009. The decrease is primarily due to lower revenue from platforms. Customer orders for platforms are typically comprised of a large number of units in a single order which can result in significant variability in revenue comparisons which depend on the timing of production and delivery cycles. In 2009, we had more significant platform orders that we delivered in the first six months; whereas at the end of the first six months of 2010, we have more platform orders in backlog than in 2009. At June 30, 2010, we had $25.2 million of platforms in backlog compared to $3.4 million in backlog at June 30, 2009. We expect to deliver the $25.2 million of platform backlog during the second half of 2010.

Contract Research and Development Revenue. Contract research and development revenue increased $0.7 million, or 233%, to $1.0 million in the six months ended June 30, 2010 from $0.3 million in the six months ended June 30, 2009.

Service and Other Revenue. Service and other revenue in the six months ended June 30, 2010 decreased $13.3 million, or 91%, to $1.3 million in the six months ended June 30, 2010 from $14.6 million in the six months ended June 30, 2009. The decrease resulted from the delivery of integrated platforms under a significant custom development contract that ended in the second quarter of 2009. Most of our platform orders have been and are expected to continue to be under contracts for fixed price unit deliveries rather than custom development contracts. Accordingly, we expect the majority of our platform deliveries to be reported as product revenue in future periods.

Gross Profit. Gross profit as a percentage of revenue was 55.5% and 34.1% in the six months ended June 30, 2010 and 2009, respectively. The increase in gross profit resulted from a higher percentage of revenue from camera and radar sales which carry higher gross margins than revenue from platforms.

Operating Loss. Operating loss increased $1.9 million, or 158%, to $3.1 million in the six months ended June 30, 2010 from $1.2 million in the six months ended June 30, 2009. The increased loss resulted from a $2.2 million decrease in gross profit due to lower revenue, which was offset by a $0.3 million decrease in operating expenses.

Solutions Segment—Comparison of the Six Months Ended June 30, 2010 and 2009

	Six Months Ended June 30,
	2010	2009
	(dollars in thousands) (unaudited)
Revenue and gross profit %
Product revenue	$3,027	$3,769
Contract research and development revenue	96	156
Service and other revenue	9,428	13,915

Total revenue	$12,551	$17,840

Gross profit %	32.4%	31.7%

Operating (loss) income	$(786)	$196

Product Revenue. Product revenue decreased $0.8 million, or 21%, to $3.0 million in the six months ended June 30, 2010 from $3.8 million in the six months ended June 30, 2009.

Service and Other Revenue. Service and other revenue decreased $4.5 million, or 32%, to $9.4 million in the six months ended June 30, 2010 from $13.9 million in the six months ended June 30, 2009. The decrease was primarily attributable fewer contracts in our transportation group.

Gross Profit. Gross profit as a percentage of revenue was 32.4% and 31.7% in the six months ended June 30, 2010 and 2009, respectively. Gross profit increased primarily because of the mix in service and other contract types and estimates inherent in recognizing revenue under the percentage-of-completion method.

Operating (Loss) Income. Operating income of $0.2 million for the first six months in 2009 decreased $1.0 million, or 500%, to a loss of $0.8 million in the first six months of 2010. The operating loss resulted from a $1.6 million decrease in gross profit due to lower revenue, and was offset by a $0.6 million decrease in operating expenses primarily due to lower sales and marketing expenses.

Total 2010 and 2009 revenues included in the preceding tables include $0.3 million and $0.5 million of intersegment revenues, respectively. Refer to Note 9 of the Notes to Consolidated Financial Statements for a reconciliation of total revenue to revenues from external customers.

Reconciliation of Reportable Segment Operating Losses to the Consolidated Loss from Continuing Operations

The following tables provides a reconciliation of operating losses from reportable segments to our consolidated net loss from continuing operations for the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30,
	2010	2009
	(dollars in thousands) (unaudited)
Reconciliation of segment operating losses to consolidated loss from continuing operations
Segment operating losses	$(3,315)	$(4,334)
Unallocated depreciation and amortization expenses	(319)	(373)
Unallocated general and administrative expenses	(750)	—
Interest expense	(45)	(55)
Interest income	27	91
Other nonoperating gains, net	834	401
Income tax expense	(790)	(235)

Consolidated loss from continuing operations	$(4,358)	$(4,505)

Liquidity and Capital Resources

As of June 30, 2010, our principal sources of liquidity were cash and cash equivalents, including restricted cash, of $41.6 million and accounts receivable of $20.7 million. Due to advance payments received from customers for integrated surveillance system projects and our increased focus on collection of accounts receivable and cash management, we experienced positive operating cash flows in the first half of 2010. We expect our cash flows from operating activities to improve as we continue to emphasize cash collections, prioritize internal research and development spending and increase revenue and gross margins through product revenue growth. At June 30, 2010, we had firm backlog of approximately $73 million and unfunded backlog of approximately $378 million. At June 30, 2009, we had firm backlog of approximately $73 million and unfunded backlog of approximately $339 million. We believe our backlog and recent bookings will be sufficient to sustain our liquidity and cash flows in 2010 and for the foreseeable future.

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

During 2007 and into 2008, we increased our investment in sales, marketing and other related business development structures to support our early stage products and emerging technologies. Additionally, we increased our investment in internally funded research and development activities and the integration of products and technologies among our operating units. We also increased our general and administrative expenses in 2008 and 2007 through the use of consultants and other professionals to complete certain accounting and legal functions. Consequently, our cumulative net losses, which amounted to approximately $219.8 million at June 30, 2010, were expected based on the nature of our business, the early stage of our products and technologies and our ongoing research and development activities.

The following table shows our cash and cash equivalents (including restricted cash) and working capital as of June 30, 2010 and December 31, 2009:

	As of June 30, 2010	As of December 31, 2009
	(dollars in thousands)
	(unaudited)
Cash and cash equivalents (including restricted cash)	$41,605	$30,722
Working capital (excluding assets and liabilities of discontinued operations)	75,490	77,331

The following table shows our cash flows from operating, investing and financing activities for the six months ended June 30, 2010 and 2009.

	Six Months Ended June 30,
	2010	2009
	(dollars in thousands) (unaudited)
Summary of cash flow:
Cash flows provided by (used in) operating activities	$11,373	$(4,657)
Cash flows provided by (used in) investing activities	3,719	(939)
Cash flows provided by (used in) financing activities	601	(385)
Effect of foreign exchange rate on cash	(211)	418

Consolidated net change in cash and cash equivalents	$15,482	$(5,563)

Cash Flows provided by (used in) Operating Activities. Our cash flows from operating activities are significantly influenced by spending required to support the growth of our business in areas such as research and development, selling and marketing, facilities’ expansion and certain general and administrative costs. Our operating cash flows are also influenced by our working capital needs to support growth and fluctuations in inventory, accounts receivable, accounts payable and other current assets and liabilities. The concentration of business with the U.S. government also impacts operating cash flow, particularly for fixed price contracts in which revenue recognition under the percentage-of-completion method may not coincide with billing. Cash flows provided by (used in) operating activities increased $16.1 million, or 343%, to inflows of $11.4 million for the six months ended June 30, 2010 from outflows of $4.7 million in the six months ended June 30, 2009 primarily due to a net increase in operating assets and liabilities of $10.7 million. We expect our cash flows from operating activities to improve as we continue to focus on cash collections and increasing our gross margins through product revenue growth. Additionally, we are shifting the utilization of our technical resources from internal research and development to externally funded research and development contracts whenever possible.

Cash Flows provided by (used in) Investing Activities. Cash flows from investing activities primarily relate to cash restrictions, business acquisitions and dispositions and capital expenditures. In the six months ended June 30, 2010, cash flows used in investing activities included $0.9 million of capital expenditures and $3.9 million of cash that was restricted as to use, offset by the release of $8.5 million of restricted cash. In the six months ended June 30, 2009, cash flows used in investing activities included $0.9 million of capital expenditures. Capital expenditures for the six months ended June 30, 2010 and 2009 primarily pertain to the expansion of facilities and the acquisition of computer equipment and software and manufacturing and lab equipment.

Cash Flows provided by (used in) Financing Activities. Net debt issuances (repayments) in the six months ended June 30, 2010 and 2009 were less than ($0.1) million, respectively. Additionally, the Company purchased $0.4 million of treasury stock in each of the six months ended June 30, 2010 and 2009, respectively. These outflows were offset by the receipt of $1.1 million and $0.1 million of proceeds from the issuance of common stock upon the exercise of stock options in the six months ended June 30, 2010 and 2009, respectively.

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

Revenue Recognition — Contract Research and Development and Services. For our contract research and development and contract service revenue we account for sales and earnings under long-term contracts using the percentage-of-completion method of accounting. Under the percentage-of-completion method, we recognize revenue as the work progresses—either as the products are produced and delivered or as services are rendered, as applicable. We estimate profit as the difference between total estimated revenue and total estimated cost of a contract and recognize that profit over the remaining life of the contract based on either input (e.g., costs incurred) or output (e.g., units delivered) measures, as appropriate. If a revised estimate of contract profitability reveals an anticipated loss on the contract, we recognize the loss in the period it is identified.

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

Customer contractual relationships also constitute a significant portion of identifiable intangible assets recognized. All of our contractual relationships are established through written customer contracts (revenue arrangements). The fair value for customer contractual relationships is determined, as of the date of acquisition, based on estimates and judgments regarding expectations for the estimated future after-tax earnings and cash flows (including cash flows from working capital) arising from the follow-on sales on contract (revenue arrangement) renewals expected from customer contractual relationships over their estimated lives, including the probability of expected future contract renewals and sales, less a contributory asset charge, all of which is discounted to present value.

The value assigned to goodwill equals the amount of the purchase price of the business acquired in excess of the sum of the amounts assigned to identifiable acquired assets, both tangible and intangible, less liabilities assumed. At June 30, 2010, we had goodwill of $70.3 million and identifiable intangible assets, net of accumulated amortization, of $7.5 million.

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

We review goodwill and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and also review goodwill annually. U.S. GAAP requires that goodwill be tested, at a minimum, annually for each reporting unit using a two-step process. A reporting unit is an operating segment, or a component of an operating segment. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and is reviewed. Two or more components of an operating segment may be aggregated and deemed a single reporting unit for goodwill impairment testing purposes if the components have similar economic characteristics. The first step is to identify any potential impairment by comparing the carrying value of the reporting unit to its fair value. If a potential impairment is identified, the second step is to measure the impairment loss by comparing the implied fair value of goodwill with the carrying value of goodwill of the reporting unit. The fair value of a reporting unit is estimated using the following methods: discounted cash flow, similar transactions and guideline company. Indications of value from all three methods are used to derive the reporting unit’s ultimate fair value by calculating a weighted average based on these three methods. Values resulting from the three methods are weighted based on factors and assumptions related to the inputs used in each of the methods, giving more weight to inputs believed to be more reliable based on characteristics of the individual reporting units, market conditions and the current business environment. We receive and utilize quoted market prices in active markets to validate results produced by these three methods, including aggregating the values of the reporting units and comparing this value to the market capitalization of the consolidated company. The discounted cash flow valuation approach is dependent on estimates for future sales, operating income, depreciation and amortization, income tax payments, working capital changes and capital expenditures as well as expected growth rates for cash flows and long-term interest rates, all of which are affected by economic conditions related to the industries in which we operate as well as conditions in the U.S. capital markets.

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

A decline in the estimated fair value of a reporting unit could result in a goodwill impairment and a related non-cash impairment charge against earnings, if estimated fair value for the reporting unit is less than the carrying value of the net assets of the reporting unit, including its goodwill. There was no goodwill impairment charge for the quarters ended June 30, 2010 and 2009.

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

During the six months ended June 30, 2010 and 2009, we granted 55,000 and 671,500 stock options, respectively. During the six months ended June 30, 2010 and 2009, we granted 396,700 and 207,781 shares, respectively, of restricted stock and restricted stock units pursuant to the 2007 Equity Incentive Plan. Grants of restricted stock and restricted stock units are valued using the closing market price of our common stock on the date of grant.

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

For options granted, we calculate expected option terms based on the “simplified” method for “plain vanilla” options, due to the Company’s limited historical trading and exercise information. The “simplified method” calculates the expected term as the average of the vesting term and the original contractual term of the options. The expected term affects the assumed rate of forfeitures. If the actual number of forfeitures differs from that estimated by management, we may be required to record adjustments to stock-based compensation expense in future periods. As additional information becomes available to allow us to estimate the expected term, we will discontinue use of the “simplified method”. We calculate volatility using the annualized daily volatilities of similar publicly traded entities.

For the six months ended June 30, 2010 and 2009, we recognized stock-based compensation expense of $1.2 million and $2.0 million, respectively. In future periods, stock-based compensation expense may increase as we issue additional equity-based awards to continue to attract and retain key employees. Additionally, U.S. GAAP requires that we recognize compensation expense only for the portion of stock options that are expected to vest.

As of June 30, 2010, our total unrecognized compensation expense related to stock-based awards granted to employees and non-employee directors was approximately $4.1 million.

Income Taxes. We use an asset and liability approach for accounting for income taxes. Deferred income taxes are recognized for the tax consequences of temporary differences and carryforwards by applying enacted tax rates applicable to future years to differences between the financial statement amounts and the tax bases of existing assets and liabilities. We establish a valuation allowance if it is probable that some portion of the deferred tax asset will not be realized. Our determination of whether a valuation allowance is appropriate requires the exercise of judgment. At June 30, 2010, we had net operating loss carryforwards available for U.S. federal and state income taxes of $107 million which begin to expire in 2017. The net operating loss carryforwards that we acquired in connection with our business acquisitions may also be limited by provision of the Internal Revenue Code regarding changes in ownership. We have provided a valuation allowance against net U.S. deferred tax assets and operating loss carryforwards in certain non-U.S. jurisdictions. We have recorded a valuation allowance because of the emerging nature of our business and our history of losses. We will continue to evaluate income generated in future periods in determining the reasonableness of our position. If we determine that future income is sufficient or insufficient to cause the realization of the net operating loss carryforwards within the required time, the valuation allowance will be adjusted as necessary.

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

As of June 30, 2010 and 2009, we did not have any off-balance sheet arrangements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk. Our international businesses generate revenue and incur expenses that are denominated in foreign currencies. Historically, our foreign currency translation adjustments have not been material to our financial position or consolidated results of operations. However, changes in economic conditions impacting foreign currency exchange rates could materially increase our exposure to foreign currency fluctuations and adversely affect our consolidated results of operations or financial position, specifically with changes in the United States dollar relative to the Canadian dollar and the European Euro. Our Canadian and German subsidiaries are consolidated into our financial results and under U.S. GAAP, we are required to translate the financial condition and results of operations of these subsidiaries into United States dollars, with any corresponding translation gains or losses being recorded in other comprehensive income in our consolidated financial statements. For the three months ended June 30, 2010 and 2009, this translation adjustment, net of tax, was a loss of $0.8 million and $0.1 million, respectively. For the six months ended June 30, 2010 and 2009, this translation adjustment, net of tax, was a loss of $1.0 million and $0.9 million, respectively. We also maintain cash balances denominated in foreign currencies. At June 30, 2010, we had $3.8 million of cash in foreign accounts. We have not hedged our exposure to changes in foreign currency rates and, as a result, could incur unanticipated translation gains and losses.

Interest Rate Risk. We had cash and cash equivalents (including restricted cash) of $41.6 million at June 30, 2010. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates. Declines in interest rates, however, will reduce future income.

At June 30, 2010, we had an open line of credit which bears interest at a variable rate adjusted based on the prime rate, under which we may borrow a maximum of $2.5 million. At June 30, 2010, no amounts were outstanding under this line of credit. As such, changes in interest rates do not create material exposure to our business. Increases in interest rates on any future outstanding balances, however, will increase interest expense.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2010, we completed our evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the second fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On or about February 24, 2010, Research International, Inc. filed a complaint against ICx Technologies, Inc. and its wholly owned subsidiary, MesoSystems Technology, Inc., in the United States District Court, Western District of Washington at Seattle, alleging infringement of Research International’s United States Patent Nos. 6,484,594 and 7,261,008. This complaint was settled in April 2010. In accordance with the settlement agreement, the Company paid a one-time, initial royalty payment of $100,000 and agreed to pay a small royalty on future sales of certain products until expiration of the patents included in the complaint. As such, settlement did not have a material impact on the Company’s consolidated financial position or results of operations.

Item 1A.	Risk Factors

Except as indicated below, there have been no material changes in information to the Risk Factors previously described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.

Our international business is subject to regulatory requirements and other risks.

Our international business exposes us to regulatory requirements and other risks associated with doing business in foreign countries. These risks differ from and potentially may be greater than those associated with our domestic business. Our international sales are subject to U.S. laws, regulations and policies, including the International Traffic in Arms Regulations and the Foreign Corrupt Practices Act and other export laws and regulations. In certain foreign countries where we conduct business, our sales are also subject to local government laws, regulations and procurement policies and practices which may differ from U.S. Government regulations, including regulations relating to conducting business locally, import-export control, investments, exchange controls and repatriation of earnings, as well as to varying currency, geo-political and economic risks. Our international contracts may include requirements on specific in-country purchases, manufacturing agreements or financial support obligations, known as offsets, and provide for penalties if we fail to meet such requirements.

We also are exposed to risks associated with using foreign representatives and consultants for international sales and operations and teaming with international subcontractors, partners and suppliers in connection with international sales, services and programs. In particular, the Company and/or its foreign representatives and consultants in certain foreign countries may have certain licensing, permitting, registration and agency requirements for certain activities and may face certain prohibitions and restrictions regarding compensation arrangements, including on sales to certain foreign government and military customers. As a result of these factors, we could face higher costs of conducting business, experience award and funding delays on international programs and could incur losses on such programs which could negatively impact our results of operations and financial condition. We have identified possible gaps in compliance with these foreign regulations, have engaged outside counsel to address certain compliance with foreign laws issues, and have adopted compliance measures to address any potential compliance deficiencies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Public Offering of Common Stock

In the second quarter of 2010, $8.5 million of IPO proceeds that were previously held in escrow as collateral under a performance bond were released from restriction. There has been no material change in the planned use of proceeds from our IPO as described in the final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b).

Issuer Purchases of Equity Securities

During the period April 1, 2010 to June 30, 2010, we purchased the following shares:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30	983	$6.95	N/A	N/A
May 1-31	4,742	$6.52	N/A	N/A
June 1-30	4,712	$7.21	N/A	N/A

(1)	As part of our restricted stock plan, we offer employees the opportunity to make required tax payments with cash or through a net share settlement. For employees choosing net share settlement, we make required tax payments on behalf of employees as their stock awards vest and then withhold a number of vested shares having a value on the date of vesting equal to the tax obligation. The shares withheld were recorded as treasury shares.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None

Item 6.	Exhibits

2.1	Agreement and Plan of Merger, dated as of August 16, 2010, by and among ICx Technologies, Inc., FLIR Systems, Inc. and Indicator Merger Sub, Inc., filed as the same numbered exhibit with ICx’s Form 8-K, filed August 16, 2010, Commission File No. 001-33793***

10.19	Tender and Support Agreement, dated as of August 16, 2010, by and among FLIR Systems, Inc., Indicator Merger Sub, Inc., DP1 LLC, Valentis SB, L.P., Wexford Spectrum Investors LLC, Wexford Catalyst Investors and Debello Investors LLC, filed as Exhibit 10.1 to ICx’s Form 8-K, filed August 16, 2010, Commission File No. 001-33793***

10.20	Termination of Administrative Services Agreement, dated as of August 16, 2010, by and between ICx Technologies, Inc. and Wexford Capital LP, filed as Exhibit 10.2 to ICx’s Form 8-K, filed August 16, 2010, Commission File No. 001-33793***

10.21	Warrant Cancellation Agreement, dated as of August 16, 2010, by and between ICx Technologies, Inc. and Valentis SB L.P., filed as Exhibit 10.3 to ICx’s Form 8-K, filed August 16, 2010, Commission File No. 001-33793***

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith
**	Furnished herewith
***	Incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 16, 2010

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